Form 10-Q
period 2026-09-30
Fidelity Private Credit Co LLC
filed 2026-11-13
CIK 2112554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 000-56854

Fidelity Private Credit Company LLC

(Exact name of Registrant as specified in its Charter)

Delaware	41-3806186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 563-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class I Common Units

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of units of Registrant’s Class I Common Units, outstanding as of November 9, 2026 was 78,944,382

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are current expectations, estimates, and projections of Fidelity Private Credit Company LLC (f/k/a Fidelity Private Credit Company II LLC, the “Fund,” “we,” “us” or “our”) and/or Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) about the Fund, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. “Fund,” “we,” “us” or “our” also refers to Fidelity Direct Lending Fund, LP, a Delaware limited partnership for periods prior to consummation of the BDC Conversion (as defined below), and refers to Fidelity Private Credit Central Fund LLC, a Delaware limited liability company for periods following the BDC Conversion. “BDC Conversion” refers to the conversion by operation of law of Fidelity Direct Lending Fund, LP to Fidelity Private Credit Central Fund LLC by the filing of a Certificate of Conversion to a limited liability company on January 31, 2023, and the Fund’s subsequent election to be regulated as a business development company (“BDC”). On July 31, 2026, Fidelity Private Credit Company LLC (prior to the Merger (as defined below), the “Acquired Fund”) merged with and into Fidelity Private Credit Company II LLC, with Fidelity Private Credit Company II LLC continuing as the surviving company and changing its name in connection therewith to Fidelity Private Credit Company LLC (the “Merger” or the “Reorganization”). In connection with the Reorganization, the Acquired Fund was determined to be the accounting survivor and the Fund as legal survivor. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
the Fund’s future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in Ukraine and the Middle East;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
the Fund’s contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of the Fund’s future success on the general economy and its effect on the industries in which the Fund invests;
•
the use of borrowed money to finance a portion of the Fund’s investments;
•
the ability of the Adviser to identify suitable investments and to monitor and administer our investments;
•
the ability of the Adviser and its affiliates to attract and retain highly talented professionals;
•
the Fund’s ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the tax status of the enterprises in which the Fund may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the U.S. Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Fidelity Private Credit Company LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value
Non-controlled / non-affiliate investments (amortized cost $1,663,788,955 and $1,677,854,551 as of September 30, 2026 and December 31, 2025, respectively)	$1,653,180,268	$1,639,681,521
Non-controlled / affiliate investments (amortized cost $32,490,647 and $0 as of September 30, 2026 and December 31, 2025, respectively)	33,593,532	—
Cash	25,572,168	34,121,577
Foreign cash (cost $9,086 and $9,485 as of September 30, 2026 and December 31, 2025, respectively)	8,876	9,557
Deferred financing costs	9,861,686	9,740,241
Receivables from sales and paydowns of investments	732,725	1,561,250
Interest receivable	11,179,970	13,682,396
Dividend receivable	49,869	—
Prepaid expenses and other assets	5,966	59,662
Total Assets	$1,734,185,060	$1,698,856,204
Liabilities
Debt	903,327,443	893,353,357
Payable for purchases of investments	—	217,916
Payable for capital units repurchased	5,768,312	6,368,624
Distribution payable	9,085,486	—
Interest payable	9,776,311	14,124,305
Management fee payable	846,957	815,967
Due to affiliates, net	185,059	63,719
Other accounts payable and accrued liabilities	1,205,371	1,198,351
Total Liabilities	$930,194,939	$916,142,239
Commitments and Contingencies (Note 7)
Net Assets
Paid-in-capital in excess of par value	850,151,434	821,416,367
Total distributable earnings (loss)	(46,161,313)	(38,702,402)
Total Net Assets	$803,990,121	$782,713,965
Total Liabilities and Net Assets	$1,734,185,060	$1,698,856,204
Net Asset Value per unit (78,442,332 and 75,666,226 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$10.25	$10.34

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
From non-controlled / non-affiliate investments
Interest income	$39,280,637	$47,176,402	$121,740,190	$134,916,615
Dividend income	249,749	50,442	649,052	714,486
Other income	542,623	521,137	1,848,072	1,704,781
From non-controlled / affiliate investments
Interest income	166,170	—	166,170	—
Total Investment Income	40,239,179	47,747,981	124,403,484	137,335,882
Expenses
Interest expense	15,517,728	15,657,834	46,070,195	46,775,144
Management fees	2,532,526	2,522,056	7,514,438	7,429,497
Administration fees	509,449	504,533	1,505,824	1,485,808
Custodian fees	1,674	623	10,407	2,849
Board of Directors’ fees	51,290	77,354	164,868	252,043
Professional fees	377,583	517,647	1,394,689	1,247,587
Registration fees	3,482	—	3,482	—
Other general and administrative expenses	602,525	230,192	1,084,418	679,059
Total Expenses Before Reductions	19,596,257	19,510,239	57,748,321	57,871,987
Expense reimbursement (support)	(126,540)	(299,545)	(760,450)	(676,409)
Net Expenses	19,469,717	19,210,694	56,987,871	57,195,578
Net Investment Income (Loss) Before Taxes	20,769,462	28,537,287	67,415,613	80,140,304
Net change in provision (benefit) for income and excise taxes	3,205	2,700	108,393	140,424
Net Investment Income (Loss) After Taxes	20,766,257	28,534,587	67,307,220	79,999,880
Net Realized and Change in Unrealized Gains (Losses)
Net realized gain (loss) on non-controlled / non-affiliate investments	(34,948,755)	1,978,660	(34,502,390)	2,740,198
Net realized gain (loss) on foreign currency transactions	2	(39)	(288)	145
Benefit (provision) for taxes on realized gain on investments	—	(3)	—	(3)
Net realized gain (loss)	(34,948,753)	1,978,618	(34,502,678)	2,740,340
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	33,036,767	(17,199,482)	27,564,343	(29,557,904)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	1,102,885	—	1,102,885	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(4,614)	282	(5,483)	119
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(15,980)	(156,375)	257,548	(230,749)
Net change in unrealized appreciation (depreciation)	34,119,058	(17,355,575)	28,919,293	(29,788,534)
Net Realized and Change in Unrealized Gains (Losses)	(829,695)	(15,376,957)	(5,583,385)	(27,048,194)
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,936,562	$13,157,630	$61,723,835	$52,951,686

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$20,766,257	$28,534,587	$67,307,220	$79,999,880
Net realized gain (loss)	(34,948,753)	1,978,618	(34,502,678)	2,740,340
Net change in unrealized appreciation (depreciation)	34,119,058	(17,355,575)	28,919,293	(29,788,534)
Net increase (decrease) in net assets resulting from operations	19,936,562	13,157,630	61,723,835	52,951,686
Capital Activity:
Capital contributions	1,030,338	—	1,030,338	50,286,000
Distributions to Unit Holders	(30,410,018)	(25,448,852)	(69,182,746)	(68,071,913)
Capital units repurchased	(5,768,312)	(21,512,513)	(5,768,312)	(40,430,193)
Reinvestment of distributions	12,005,329	13,236,804	33,473,041	34,775,775
Net increase (decrease) in net assets resulting from capital activity	(23,142,663)	(33,724,561)	(40,447,679)	(23,440,331)
Total increase (decrease) in net assets	(3,206,101)	(20,566,931)	21,276,156	29,511,355
Net assets, beginning of period	807,196,222	805,624,064	782,713,965	755,545,778
Net Assets, End of Period	$803,990,121	$785,057,133	$803,990,121	$785,057,133

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$61,723,835	$52,951,686
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(273,238,048)	(306,442,327)
Proceeds from sales of investments and principal repayments	226,465,020	334,953,871
Net proceeds (payments) from sales (purchases) of short-term securities	6,509,049	(5,590,144)
Net realized (gain) loss on investments	34,502,390	(2,740,198)
Net realized (gain) loss on foreign currency transactions	288	(145)
Net change in unrealized (appreciation) depreciation on investments	(28,667,228)	29,557,904
Net change in unrealized (appreciation) depreciation on foreign currency translation	5,483	(119)
Payment-in-kind interest capitalized	(3,867,068)	(4,833,253)
Net accretion of discount and amortization of premium	(7,789,960)	(7,425,334)
Amortization of deferred financing costs	3,212,153	1,491,434
Changes in operating assets and liabilities
(Increase) decrease in receivables from sales and paydowns of investments	828,525	2,067,823
(Increase) decrease in interest receivable	2,526,200	(1,479,422)
(Increase) decrease in dividend receivable	(49,869)	—
(Increase) decrease in prepaid expenses and other assets	53,696	133,484
Increase (decrease) in due to custodian	—	(155,575)
Increase (decrease) in payable for purchases of investments	(217,916)	(25,254)
Increase (decrease) in interest payable	(4,347,994)	(2,326,909)
Increase (decrease) in management fee payable	30,990	42,585
Increase (decrease) in due to affiliates, net	122,177	(55,464)
Increase (decrease) in other accounts payable and accrued liabilities	6,313	(178,218)
Net Cash Provided by (Used in) Operating Activities	17,808,036	89,946,425
Cash Flows from Financing Activities:
Payment of financing costs	(3,333,598)	(5,307,664)
Capital contributions	—	50,286,000
Repurchased units	(6,368,624)	(18,917,680)
Capital distributions	(26,624,219)	(33,296,138)
Proceeds from borrowings	390,000,000	150,400,000
Repayment of borrowings	(380,025,914)	(223,408,946)
Net Cash Provided by (Used in) Financing Activities	(26,352,355)	(80,244,428)
Net increase (decrease) in Cash and Foreign cash	(8,544,319)	9,701,997
Effect of foreign currency exchange rates changes on cash	(5,771)	264
Cash and Foreign cash, beginning of the period	34,131,134	33,818,898
Cash and Foreign cash, End of the Period	$25,581,044	$43,521,159
Supplemental Information and Non-Cash Financing Activities
Non-cash distributions	$33,473,041	$34,775,775
Reinvestment of distributions	$(33,473,041)	$(34,775,775)
Non-cash purchases of payment-in-kind securities	$3,867,068	$4,833,253
Non-cash interest income from payment-in-kind securities	$(3,867,068)	$(4,833,253)
Cash paid for state and federal taxes	$401,150	$514,600
Cash paid for interest expense	$47,206,036	$47,610,619
Net assets (exclusive of cash) acquired as a result of reorganization and merger	$1,030,338	$—
Non-cash exchanges of investments	$30,231,576	$—

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
First Lien Debt - non-controlled/ non-affiliate
Advertising
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.07%	8/25/2031	3,703,502	$3,663,722	$3,673,875
Penn Quarter Partners, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/25/2031	2,798,669	2,769,323	2,776,280
Penn Quarter Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/25/2031	-	(14,384)	(11,223)
Penn Quarter Partners, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.07%	8/25/2031	2,977,369	2,942,311	2,953,550
Penn Quarter Partners, LLC (i)(l)	Term Loan	SOFR + 5.00%	8.74%	8/25/2031	4,046,055	3,995,827	4,013,686
						13,356,799	13,406,168	1.68%
Aerospace & Defense
Aeron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.57%	1/2/2032	4,135,417	4,088,508	4,069,250
Aeron Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/2/2032	-	(30,587)	(54,167)
Aeron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.57%	1/2/2032	833,333	802,488	788,889
Fmi Industries, Inc. (j)(l)	Term Loan	SOFR + 5.25%	9.32%	1/13/2031	8,589,583	8,548,621	8,547,494
Fmi Industries, Inc. (f)(j)	Delayed Draw Term Loan	-	-	1/13/2031	-	(10,044)	-
Fmi Industries, Inc. (f)(j)	Revolving Credit Facility	SOFR + 5.25%	9.28%	1/13/2031	1,119,444	1,107,309	1,106,786
Kinetic Engines Systems Inc (i)(l)	Term Loan	SOFR + 4.75%	8.61%	5/3/2029	8,101,312	7,976,718	8,101,312
Kinetic Engines Systems Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.62%	5/3/2028	2,338,923	2,299,785	2,338,923
Prospect Mold & Die Company (i)(l)(q)	Term Loan	SOFR + 4.75%	8.82%	3/30/2032	5,499,564	5,434,953	5,472,066
Prospect Mold & Die Company (f)(i)(q)	Revolving Credit Facility	-	-	3/30/2032	-	(14,095)	(6,114)
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	9.76%	2/28/2030	8,659,341	8,563,748	8,564,088
Tighitco Inc (i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.93%	2/28/2030	2,572,920	2,540,637	2,544,618
Tighitco Inc (i)(q)	Term Loan	SOFR + 6.00%	9.76%	2/28/2030	3,517,166	3,468,430	3,478,477
						44,776,471	44,951,622	5.60%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.50%	9.26%	11/27/2030	156,565	154,790	156,565

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.50%	8.12%	11/27/2030	511,445	$359,389	$359,375
Dynamic Connections, Ltd (i)(m)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	11/27/2030	344,804	341,076	344,804
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	SOFR + 5.50%	9.26%	11/27/2030	11,547	10,335	11,547
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.43%	11/27/2030	3,840,000	3,778,073	3,840,000
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.76%	11/22/2029	16,612,959	16,383,639	16,181,022
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.78%	11/22/2029	1,421,053	1,393,291	1,366,316
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.75%	10.57%	12/29/2028	21,304,938	21,012,758	20,644,484
R1 Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.75%	10.55%	12/29/2028	2,431,608	2,381,052	2,356,228
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.75%	10.48%	12/29/2028	3,950,226	3,888,838	3,798,733
						49,703,241	49,059,074	6.09%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	18,234,375	17,944,223	18,161,438
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	8.98%	10/2/2029	1,488,803	1,395,486	1,462,107
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	10/2/2029	4,643,021	4,571,944	4,624,449
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	460,989	457,655	459,145
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,349)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 5.25%	8.98%	10/2/2029	13,860,000	13,753,480	13,804,560
ACP Falcon Buyer Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.23%	8/1/2029	23,122,593	22,737,849	23,122,593
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(93,634)	-
Atlas AU Bidco Pty Ltd / Atlas US Finco Inc (i)(m)(q)	Term Loan	SOFR + 5.00%	8.73%	12/9/2029	199,500	195,869	198,702
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(q)	Term Loan	SOFR + 4.50%	8.23%	12/9/2029	30,842,497	30,333,642	30,287,332
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	12/9/2028	-	(40,811)	(78,086)
Cytracom LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.90%	7/1/2029	4,853,804	4,823,793	4,780,997
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	7/1/2029	-	(3,118)	(8,427)
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	7/1/2029	-	(17,449)	(31,170)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 5.75%	9.66%	3/1/2028	20,874,167	$20,743,907	$20,748,922
Lightspeed Solutions, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.66%	3/1/2028	1,376,764	1,376,027	1,368,504
Prism Parent Co Inc. (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.89%	9/16/2028	1,462,833	1,456,760	1,462,833
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.89%	9/16/2028	30,565,337	30,323,131	30,565,337
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	9.23%	9/18/2031	9,545,455	9,471,266	9,411,818
Routeware, Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.18%	9/18/2031	1,264,773	1,258,952	1,247,066
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	9/18/2031	-	-	-
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	-	-	9/18/2031	-	(7,398)	(14,318)
						160,680,225	161,573,802	20.10%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.00%	9.22%	8/31/2028	26,420,214	26,219,219	21,373,953
Arrowhead Holdco Company (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.22%	8/31/2028	2,412,805	2,412,805	1,951,959
Automotive Keys Group LLC (i)(l)	Term Loan	SOFR + 6.00%	10.07%	6/1/2028	27,291,672	26,901,828	26,882,297
Automotive Keys Group LLC (f)(i)	Revolving Credit Facility	-	-	6/1/2028	-	(37,022)	(39,247)
						55,496,830	50,168,962	6.24%
Automotive Retail
Nitrofill, LLC (i)(l)	Term Loan	SOFR + 6.00%	9.76%	8/14/2029	8,810,824	8,683,439	8,678,662
Nitrofill, LLC (f)(i)	Revolving Credit Facility	-	-	8/14/2029	-	(18,730)	(19,563)
						8,664,709	8,659,099	1.08%
Building Products
Tgnl Purchaser LLC (i)(q)	Term Loan	SOFR + 4.50%	8.40%	6/25/2031	818,370	809,835	818,370
Tgnl Purchaser LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/25/2031	-	(1,644)	-
Vp Deliver Parent, Inc (i)(l)(q)	Term Loan	SOFR + 4.75%	8.82%	2/17/2031	4,513,845	4,462,912	4,428,082
Vp Deliver Parent, Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	2/17/2031	-	(3,326)	(7,712)
Vp Deliver Parent, Inc (f)(i)(q)	Revolving Credit Facility	-	-	2/17/2031	-	(7,115)	(12,313)
						5,260,662	5,226,427	0.65%
Construction & Engineering

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.57%	4/9/2030	352,402	$348,404	$332,667
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(2,515)	(22,824)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.40%	4/9/2030	54,902	53,225	46,118
						399,114	355,961	0.05%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.75%	9.65%	6/29/2027	33,684,627	33,589,540	33,684,627
						33,589,540	33,684,627	4.19%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 4.75%	8.52%	11/1/2030	7,131,048	7,064,935	7,123,917
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(10,373)	(1,210)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	11/1/2030	1,705,403	1,680,444	1,703,698
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 4.75%	8.52%	11/1/2030	985,000	975,476	984,015
						9,710,482	9,810,420	1.22%
Diversified Support Services
All-Lift Systems, LLC (i)(l)(q)	Term Loan	SOFR + 6.25%	10.01%	9/19/2028	12,612,329	12,525,126	12,473,593
All-Lift Systems, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.01%	9/19/2028	924,658	910,901	902,055
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.72%	6/1/2027	15,336,946	15,262,101	14,109,991
American Trailer Rental Group, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.72%	6/1/2027	14,516,664	14,514,768	13,355,331
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.97%	6/1/2027	18,925,481	18,817,672	17,487,145
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	8.82%	6/17/2030	517,500	512,174	517,500
Eversmith Brands Intermediate Holding Company (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.04%	6/17/2030	320,882	317,944	320,882
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	-	-	6/17/2030	-	(965)	-
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/17/2030	75,125	67,201	75,125
Hy-Tek Opco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.57%	9/19/2028	16,670,627	16,555,710	16,603,944
Hy-Tek Opco, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.57%	9/19/2028	794,293	773,232	781,585
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.90%	11/1/2029	12,249,942	12,126,100	12,225,442

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.90%	11/1/2029	5,022,016	$4,971,639	$5,011,972
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.89%	11/1/2029	530,337	513,725	526,801
Identiti Resources LLC (i)(q)	Term Loan	SOFR + 5.00%	8.90%	11/1/2029	322,885	319,156	322,239
Kinetic Infrastructure Group, Inc. (i)(l)(q)	Term Loan	SOFR + 5.25%	9.15%	3/13/2030	16,092,602	15,949,857	15,947,769
Kinetic Infrastructure Group, Inc. (f)(i)(q)	Delayed Draw Term Loan	-	-	3/13/2030	-	(8,290)	(7,653)
Kinetic Infrastructure Group, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	3/13/2030	-	(16,548)	(17,219)
National Power, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.65%	10/20/2029	1,351,482	1,342,411	1,320,398
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	10/20/2029	187,811	185,188	178,199
National Power, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/20/2029	-	(2,336)	(8,592)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.07%	10/2/2030	11,855,866	11,747,861	11,689,884
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	10/2/2030	3,307,357	3,274,739	3,255,488
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.07%	10/2/2030	1,597,819	1,560,659	1,538,167
Perimeter Solutions Group, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.07%	10/2/2030	2,788,600	2,758,486	2,749,559
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2030	-	(9,426)	(13,857)
						134,969,085	131,345,748	16.32%
Education Services
Professional Education Holdco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.40%	2/26/2032	11,104,253	10,975,388	11,015,419
Professional Education Holdco, LLC	Term Loan	16.00% (16.00% PIK)	16.00%	2/26/2032	2,132,494	2,094,292	2,083,447
Professional Education Holdco, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.40%	2/26/2032	2,185,807	2,135,133	2,150,265
Professional Education Holdco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	2/26/2032	-	(16,059)	(11,373)
						15,188,754	15,237,758	1.90%
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	10.07%	3/21/2030	6,602,747	6,528,486	6,602,747
Luminii LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	3/21/2030	2,186,181	2,162,475	2,186,181
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(11,523)	-
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	3/21/2030	1,380,000	1,371,632	1,380,000

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Principal Lighting Group, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.93%	11/4/2030	20,503,923	$20,275,175	$20,503,923
Principal Lighting Group, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(32,028)	-
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.23%	3/27/2030	738,961	730,684	697,580
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.57%	3/27/2030	66,610	64,073	62,880
						31,088,974	31,433,311	3.91%
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50%	10.41%	10/5/2027	24,982,057	24,792,610	24,982,057
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.29%	10/5/2027	1,383,258	1,373,520	1,383,258
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	10/5/2027	-	(12,277)	-
						26,153,853	26,365,315	3.28%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.00%	9.07%	8/16/2031	2,933,139	2,899,395	2,933,139
Dragonfly Pond Works (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/16/2031	3,467,831	3,439,977	3,467,831
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.07%	8/16/2031	267,242	252,901	267,242
Dragonfly Pond Works (i)(l)	Term Loan	SOFR + 5.00%	9.07%	8/16/2031	3,908,637	3,864,492	3,908,637
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	8/16/2031	899,170	868,732	899,170
Scp Mechanical Services Buyer, LLC (i)(q)	Term Loan	SOFR + 6.50% (2.50% PIK)	10.19%	8/20/2031	6,680,168	6,608,804	5,410,936
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/20/2031	-	(14,812)	(274,038)
						17,919,489	16,612,917	2.06%
Food Distributors
Orchard Park Bidco, Inc. (i)(l)(q)	Term Loan	SOFR + 5.00%	9.07%	4/21/2033	3,818,902	3,783,159	3,818,902
Orchard Park Bidco, Inc. (f)(i)(q)	Delayed Draw Term Loan	-	-	4/21/2033	-	(5,012)	-
Orchard Park Bidco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/21/2033	-	(14,497)	-
						3,763,650	3,818,902	0.47%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 5.00%	9.07%	7/6/2029	18,472,000	18,168,857	18,287,280

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Infusion Services Management LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	7/6/2029	6,979,477	$6,898,897	$6,909,682
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	11.00%	7/6/2029	587,994	545,043	555,654
Infusion Services Management LLC (i)(q)	Term Loan	SOFR + 5.00%	9.07%	7/6/2029	4,718,519	4,664,043	4,671,333
						30,276,840	30,423,949	3.78%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.15%	7/2/2031	19,891,490	19,663,971	19,732,358
Ab Centers Acquisition Corporation (j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	7/2/2031	1,796,529	1,781,612	1,782,157
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(18,884)	(14,724)
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	9.15%	7/2/2031	985,000	981,132	977,120
Align Enta Mso Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.65%	3/25/2032	8,042,779	7,969,780	7,994,522
Align Enta Mso Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/25/2032	-	(11,839)	(2,580)
Align Enta Mso Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/25/2032	-	(7,481)	(4,901)
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.82%	6/3/2030	9,445,352	9,380,831	9,445,352
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.82%	6/3/2030	7,582,226	7,531,055	7,582,226
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(12,589)	-
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.32%	6/3/2030	90,000	89,276	88,650
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	6/3/2030	824,380	817,914	812,014
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.32%	6/3/2030	843,067	835,655	830,421
Behavioral Framework LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.51%	11/20/2031	11,195,560	11,095,786	11,195,560
Behavioral Framework LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.51%	11/20/2031	1,805,059	1,787,758	1,805,059
Behavioral Framework LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.52%	11/20/2031	643,432	629,532	643,432
CareRing Health, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.76%	5/4/2028	6,468,485	6,459,780	6,468,485
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.76%	5/4/2028	27,806,897	27,586,602	27,806,897
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 6.00% (0.50% PIK)	9.69%	12/18/2027	1,775,774	1,767,957	1,758,016
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.40%	12/18/2027	189,167	188,111	186,667
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.80%	1/3/2029	8,795,455	8,696,033	8,795,455

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(j)(q)	Revolving Credit Facility	-	-	1/3/2029	-	$(26,097)	$-
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.84%	1/3/2029	37,350,325	36,926,225	37,350,325
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.16%	1/27/2029	28,875,000	28,537,712	28,875,000
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.16%	1/27/2029	24,277,500	24,001,964	24,277,500
Future Care Associates LLC (i)(q)	Revolving Credit Facility	Prime + 4.25%	11.25%	1/27/2029	3,850,000	3,800,210	3,850,000
Future Care Associates LLC (i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.16%	1/27/2029	1,150,000	1,150,000	1,150,000
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.57%	12/15/2028	6,496,875	6,409,708	6,392,925
Houseworks Holdings, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.57%	12/15/2028	24,125,000	23,805,503	23,739,000
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.51%	12/15/2028	3,382,048	3,314,406	3,292,606
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.57%	12/15/2028	42,855,493	42,253,277	42,169,805
Lifecare Intermediate II, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	9.33%	5/20/2030	2,977,500	2,952,088	2,950,703
Lifecare Intermediate II, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	5/20/2030	657,350	646,987	646,068
Lifecare Intermediate II, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.33%	5/20/2030	992,500	983,945	983,568
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	12/13/2030	6,445,880	6,375,356	6,349,192
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.07%	12/13/2030	196,845	186,773	182,082
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	9.07%	12/13/2030	5,171,648	5,112,795	5,094,073
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	12/13/2030	2,405,089	2,378,298	2,369,013
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.04%	12/13/2030	908,824	893,006	876,062
Scp Personalized Medicine Management, LLC (f)(i)	Revolving Credit Facility	-	-	8/14/2032	-	(10,320)	(10,541)
Scp Personalized Medicine Management, LLC (i)	Term Loan	SOFR + 5.50%	9.57%	8/14/2032	3,851,350	3,803,903	3,803,208
Scp Personalized Medicine Management, LLC (f)(i)	Delayed Draw Term Loan	-	-	8/14/2032	-	(16,619)	(16,951)
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	10.07%	4/4/2029	20,770,042	20,502,876	20,770,042
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.90%	4/4/2029	1,016,023	1,002,727	1,016,023
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	4/4/2029	4,509,645	4,452,925	4,509,645
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.07%	4/4/2029	5,615,276	5,543,749	5,615,276
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	4/4/2029	892,198	886,130	886,747

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Tiger Healthcare Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.57%	2/27/2030	73,201	$72,390	$69,395
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50%	10.57%	2/27/2030	2,441,162	2,405,639	2,314,221
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.57%	2/27/2030	1,125,000	1,094,786	1,008,000
Together Womens Health, LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.40%	8/26/2031	9,356,044	9,255,688	9,356,044
Together Womens Health, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.40%	8/26/2031	1,196,703	1,144,357	1,196,703
Together Womens Health, LLC (f)(j)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(16,910)	-
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.25%	12/12/2028	33,095,563	32,803,721	33,095,563
VIP Medical US Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.25%	12/12/2028	5,000,000	4,941,470	5,000,000
VIP Medical US Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	12/12/2028	7,925,750	7,861,493	7,925,750
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.25%	12/12/2028	496,250	492,427	496,250
						393,134,580	395,465,483	49.15%
Health Care Supplies
C2dx, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.26%	3/19/2030	2,432,732	2,400,635	2,396,241
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	-	-	3/19/2030	-	(1,207)	(2,034)
C2dx, Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.26%	3/19/2030	330,915	327,848	325,952
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 4.75%	8.82%	1/31/2031	3,078,125	3,042,057	3,078,125
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(6,846)	-
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/31/2031	-	(6,883)	-
						5,755,604	5,798,284	0.72%
Health Care Technology
Andretti Buyer, LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.57%	1/30/2033	10,660,714	10,561,231	10,500,804
Andretti Buyer, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	1/30/2033	-	(4,064)	(8,929)
Andretti Buyer, LLC (f)(j)(q)	Revolving Credit Facility	-	-	1/30/2033	-	(8,101)	(13,393)
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 4.75%	8.65%	12/3/2030	16,109,413	15,957,921	16,028,866
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(15,803)	-
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(26,458)	(15,124)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Pcp Metis Bidco, Inc. (j)(l)	Term Loan	SOFR + 4.75%	8.82%	7/1/2033	7,919,325	$7,841,693	$7,840,132
Pcp Metis Bidco, Inc. (f)(j)	Revolving Credit Facility	-	-	7/1/2033	-	(37,694)	(39,032)
Pillr Health Intermediate II, LLC (f)(j)(q)	Revolving Credit Facility	-	-	12/31/2031	-	(33,540)	-
Pillr Health Intermediate II, LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.57%	12/31/2031	15,783,514	15,640,510	15,783,514
Pillr Health Intermediate II, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.57%	12/31/2031	3,187,346	3,159,081	3,187,346
						53,034,776	53,264,184	6.64%
Industrial Machinery & Supplies & Components
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.75% (2.75% PIK)	10.63%	6/21/2028	16,392,210	16,323,506	14,851,342
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.75%	10.95%	6/21/2028	2,202,643	2,202,643	1,995,595
Double E Company, LLC (i)(q)	Term Loan	SOFR + 6.75% (2.75% PIK)	10.63%	6/21/2028	674,487	661,891	611,085
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	9.07%	7/2/2030	8,961,597	8,868,324	8,961,597
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	-	-	7/2/2030	-	(7,233)	-
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	11.22%	1/9/2029	35,377,878	34,965,030	35,342,500
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	11.22%	1/9/2029	1,000,000	941,258	994,000
Precision I Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.61%	3/12/2032	4,264,286	4,224,596	4,230,171
Precision I Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/12/2032	-	(6,499)	(5,714)
						68,173,516	66,980,576	8.34%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)	Term Loan	SOFR + 4.50%	8.26%	11/7/2032	5,580,921	5,555,461	5,580,921
Knight AcquireCo, LLC (f)(k)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.34%	11/7/2032	248,664	243,952	248,664
						5,799,413	5,829,585	0.72%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)	Term Loan	SOFR + 4.50%	8.57%	10/8/2030	13,378,632	13,237,352	13,378,632
Cait Intermediate, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/8/2030	-	(15,341)	-
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.25%	9.20%	4/25/2030	1,139,423	1,126,383	1,060,803
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.97%	4/25/2030	673,329	663,265	626,821

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.25%	11.25%	4/25/2030	48,077	$45,988	$34,808
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.25%	9.32%	3/31/2031	846,916	836,690	846,916
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,414)	-
						15,892,923	15,947,980	1.98%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.07%	9/26/2031	8,568,989	8,494,361	8,568,989
Ecir Intermediate II LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	9/26/2031	4,121,688	4,083,814	4,121,688
Ecir Intermediate II LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/26/2031	-	(8,598)	-
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2030	-	(88,459)	(71,866)
Wci-Bxc Purchaser, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.65%	11/6/2031	22,184,491	21,785,636	21,918,277
Woven Health Collective, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.82%	10/23/2028	13,793,721	13,743,155	13,738,546
Woven Health Collective, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	10/23/2028	1,040,986	1,025,836	1,023,626
Woven Health Collective, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.82%	10/23/2028	868,212	862,064	861,266
						49,897,809	50,160,526	6.25%
Office Services & Supplies
Mse Supplies, LLC (i)	Term Loan	SOFR + 6.00% (0.50% PIK)	9.76%	8/14/2030	5,662,349	5,591,928	5,248,997
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/14/2030	-	(14,692)	(103,283)
						5,577,236	5,145,714	0.64%
Packaged Foods & Meats
CCI Prime, LLC (i)(q)	Term Loan	SOFR + 7.25% (5.50% PIK)	10.98%	10/18/2029	1,006,001	991,880	864,155
CCI Prime, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	10.98%	10/18/2029	356,835	352,079	306,521
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.25%	11.32%	10/18/2029	2,450,000	2,402,669	2,104,550
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	10.15%	4/30/2029	554,713	548,774	554,713
Midas Foods International LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	10.15%	4/30/2029	483,688	478,169	483,688
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	Prime + 5.25%	12.25%	4/30/2029	16,393	14,681	16,393
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/30/2029	-	(6,716)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Nutrail Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.75%	10.82%	5/23/2030	691,550	$683,431	$686,017
Nutrail Acquisitionco, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.75%	10.82%	5/23/2030	102,671	101,509	101,850
Nutrail Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(1,923)	(1,387)
Nutrail Acquisitionco, LLC (i)(l)(q)	Term Loan	SOFR + 6.75%	10.82%	5/23/2030	4,647,589	4,584,247	4,610,408
Sabrosura Foods, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/22/2029	32,529,908	32,218,359	32,302,198
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	8/22/2029	3,169,481	3,116,740	3,147,294
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2029	-	(72,324)	(56,454)
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.82%	5/1/2031	634,821	628,358	631,013
SCP Baked Goods Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	5/1/2031	267,857	264,890	266,250
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	(858)	(536)
SCP Baked Goods Holdings, LLC (j)	Term Loan	SOFR + 4.75%	8.82%	5/1/2031	1,546,364	1,527,419	1,537,085
SCP Baked Goods Holdings, LLC (f)(j)	Delayed Draw Term Loan	-	-	5/1/2031	-	(94,198)	-
Shf Holdings, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.57%	1/22/2030	15,348,337	15,183,159	15,348,337
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.58%	1/22/2030	293,478	269,776	293,478
						63,190,121	63,195,573	7.86%
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.57%	10/22/2031	20,945,910	20,669,206	19,500,643
ACP Packaging IntermediateCo, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.47%	10/22/2031	2,780,698	2,734,443	2,530,435
Bron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 5.75%	9.92%	1/13/2029	31,845,000	31,474,790	31,845,000
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.82%	1/13/2029	500,000	451,332	500,000
Currier Plastics Acquisition, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.57%	9/19/2031	4,893,531	4,840,550	4,829,916
Currier Plastics Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.65%	9/19/2031	1,348,080	1,321,369	1,314,378
Currier Plastics Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2031	-	(15,971)	(19,916)
Currier Plastics Acquisition, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.57%	9/19/2031	4,947,221	4,891,953	4,882,907
Currier Plastics Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.57%	9/19/2031	4,703,915	4,651,423	4,642,764
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.25%	9.15%	2/4/2031	574,583	568,963	569,412

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.15%	2/4/2031	20,730	$15,251	$15,133
Firmapak Intermediary LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	2/4/2031	274,813	272,173	272,339
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.25%	9.15%	2/4/2031	6,420,616	6,362,972	6,362,830
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	2/4/2031	772,800	760,495	761,208
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	8/15/2029	7,159,566	7,112,703	7,087,970
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 4.75%	8.82%	8/15/2029	14,994,679	14,785,401	14,844,733
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.82%	8/15/2029	627,662	555,362	568,588
Soteria Flexibles Corporation (i)(q)	Term Loan	SOFR + 4.75%	8.57%	8/15/2029	370,479	367,309	366,774
Soteria Flexibles Corporation (f)(i)(q)	Delayed Draw Term Loan	-	-	8/15/2029	-	(532)	(638)
						101,819,192	100,874,476	12.53%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.57%	7/16/2030	3,986,435	3,945,946	3,986,435
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.57%	7/16/2030	1,249,836	1,236,650	1,249,836
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(4,608)	-
RPX Corporation (i)(q)	Term Loan	SOFR + 5.50%	9.39%	8/2/2030	9,000,000	8,904,322	9,000,000
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(7,900)	-
RPX Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.39%	8/2/2030	1,985,000	1,967,835	1,985,000
						16,042,245	16,221,271	2.03%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.82%	12/23/2027	1,595,094	1,595,094	1,546,014
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.82%	12/23/2028	14,061,350	13,995,104	13,836,368
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	12/23/2028	2,120,245	2,120,245	2,086,321
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.82%	12/23/2028	33,717,391	33,422,137	33,177,913
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.82%	12/23/2028	4,832,298	4,791,783	4,754,981
						55,924,363	55,401,597	6.89%
Specialized Consumer Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.25%	9.32%	6/13/2031	16,024,084	$15,904,889	$16,024,084
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	6/13/2031	3,770,373	3,737,600	3,770,373
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 5.25%	9.15%	6/13/2031	473,665	457,510	473,665
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.32%	6/13/2031	997,701	991,290	997,701
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 6.00%	10.17%	12/22/2029	7,971,311	7,848,294	7,389,406
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.17%	12/22/2029	4,675,000	4,555,661	4,054,500
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.17%	12/22/2029	2,918,133	2,874,388	2,705,109
Quick Roofing Acquisition, LLC (i)(q)	Term Loan	SOFR + 6.00%	10.17%	12/22/2029	486,288	481,213	450,789
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.17%	12/22/2029	20,000	16,614	18,540
Roofing Services Solutions LLC (i)	Term Loan	SOFR + 6.25% (0.50% PIK)	10.01%	11/27/2029	10,535,536	10,429,309	8,544,320
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25% (6.25% PIK)	9.98%	11/27/2029	6,341,759	6,278,397	5,143,166
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25% (6.25% PIK)	9.98%	11/27/2029	2,342,909	2,311,831	1,742,599
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	1,861,905	1,842,905	1,772,533
Solid Ground Solutions Acquisitions Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	5/6/2029	2,352,976	2,329,908	2,240,033
Solid Ground Solutions Acquisitions Inc (i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.16%	5/6/2029	595,238	589,686	566,667
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	990,000	980,867	942,480
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.15%	5/6/2029	559,887	528,742	533,013
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.25%	9.15%	5/6/2029	192,097	190,162	182,876
Trutemp Acquisition LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.76%	8/26/2031	3,570,506	3,524,492	3,538,372
Trutemp Acquisition LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(17,807)	(13,017)
Trutemp Acquisition LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.95%	8/26/2031	1,900,826	1,847,972	1,875,723
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.73%	4/14/2030	363,500	359,441	256,994
Unified Service Partners, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.73%	4/14/2030	309,757	306,345	218,998
Unified Service Partners, LLC (i)(q)	Revolving Credit Facility	SOFR + 8.00%	11.74%	4/14/2030	89,286	88,279	63,125
						68,457,988	63,492,049	7.90%
Specialty Chemicals

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	$(1,401)	$-
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	8.90%	4/4/2031	847,181	836,922	847,181
Penta Fine Ingredients, Inc. (i)	Term Loan	SOFR + 5.00%	8.90%	4/4/2031	1,047,375	1,031,777	1,047,375
						1,867,298	1,894,556	0.24%
Technology Hardware, Storage & Peripherals
Repairify, Inc. (i)(l)	Term Loan	SOFR + 5.50%	9.76%	7/2/2031	6,706,017	6,608,894	6,605,426
Repairify, Inc. (f)(i)	Revolving Credit Facility	SOFR + 5.50%	9.76%	7/2/2031	138,947	127,575	127,037
						6,736,469	6,732,463	0.84%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.49%	9/1/2027	23,234,189	23,220,344	22,351,289
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 4.75%	8.97%	8/22/2028	25,054,211	24,860,259	25,054,211
Belt Power Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.97%	8/22/2028	5,813,050	5,780,484	5,813,050
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(22,693)	-
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 6.00%	10.07%	9/30/2029	1,968,750	1,949,223	1,968,750
Erosion Intermediate Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	9/30/2029	3,982,031	3,944,158	3,982,031
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	10.07%	9/30/2029	133,929	121,673	133,929
Erosion Intermediate Holdings LLC (i)(q)	Term Loan	SOFR + 6.00%	9.76%	9/30/2029	1,984,739	1,963,552	1,984,739
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	9.07%	6/7/2031	7,370,759	7,282,011	7,326,534
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	9.03%	6/7/2031	523,384	508,435	515,500
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	9.07%	6/7/2031	553,190	532,435	549,871
Tsss Purchaser LLC (i)	Term Loan	SOFR + 5.25%	9.07%	7/1/2032	6,821,155	6,721,632	6,718,838
Tsss Purchaser LLC (f)(i)	Delayed Draw Term Loan	-	-	7/1/2032	-	(12,326)	(12,822)
Tsss Purchaser LLC (f)(i)	Revolving Credit Facility	SOFR + 5.25%	9.07%	7/1/2032	492,450	456,886	455,516
						77,306,073	76,841,436	9.57%
Total First Lien Debt - non-controlled/ non-affiliate						1,629,608,324	1,615,379,815	200.96%
First Lien Debt - non-controlled/ affiliate
Air Freight & Logistics
STG Topco LLC (i)(m)(u)	Term Loan	SOFR + 6.90% (5.75% PIK)	10.63%	7/8/2031	6,825,663	6,505,131	6,825,663
						6,505,131	6,825,663	0.85%
Total First Lien Debt - non-controlled/ affiliate						6,505,131	6,825,663	0.85%
Total First Lien Debt						1,636,113,455	1,622,205,478	201.81%
Unsecured Debt - non-controlled/ non-affiliate
Health Care Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Personal Care (Itc) Intermediate Holdings, LLC (i)(m)	Term Loan	SOFR + 10.00% (10.00% PIK)	13.76%	3/17/2029	535,739	$530,506	$526,631
						530,506	526,631	0.07%
Specialized Consumer Services
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	119,244	119,244	119,244
						119,244	119,244	0.01%
Total Unsecured Debt - non-controlled/ non-affiliate						649,750	645,875	0.08%
Total Unsecured Debt						649,750	645,875	0.08%
Equity - non-controlled/ non-affiliate
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	110,780
						109,890	110,780	0.01%
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	800,000	72,000
Scp 3pl Topco, LLC (m)(o)	Common Units				102	509	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	7,842
Scp 3pl Topco, LLC (m)(o)	Class B Units				2	2,184	2,323
Scp 3pl Topco, LLC (m)(o)	Class B Units				1	911	910
						810,184	83,075	0.01%
Automotive Retail
Vss Investors 2026, LLC (o)	Preferred Units				192,499	192,499	194,424
Vss Investors 2026, LLC (o)	Class A Common Units				192,499	-	2
						192,499	194,426	0.02%
Building Products
Tgnl Topco LP (o)(t)	Common Units				5,525	5,525	9,834
						5,525	9,834	0.00%
Construction & Engineering

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	$15,686	$4,313
						15,686	4,313	0.00%
Diversified Support Services
Hy-Tek Holdings, LLC (o)	Common Units				61	147,217	149,156
Hy-Tek Holdings, LLC (o)	Series A Preferred Units				61	61,287	61,300
Identiti Holdings LLC (o)(t)	Class A Units				115,875	115,875	249,131
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					752,670	1,321,575
Perimeter Solutions Holdings, LP (o)	Common Units				133,274	139,672	114,616
						1,216,721	1,895,778	0.23%
Education Services
Axcel Holdings, LP (o)	Class A Common Units				4,877	487,678	400,335
						487,678	400,335	0.05%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	-
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	7,694
						16,864	7,694	0.00%
Electronic Components
AdvancedPCB Parent, L.P. (o)	Class A Units				1,500	1,500,000	1,633,605
AdvancedPCB Parent, L.P. (o)	Class C Units				76	38,419	158,981
AdvancedPCB Parent, L.P. (o)	Class C Units				213	76,841	312,354
AdvancedPCB Parent, L.P. (o)	Class C Units				217	78,115	311,546
						1,693,375	2,416,486	0.30%
Environmental & Facilities Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Dragonfly Ultimate Holdings LLC (o)	Class A Units				187,221	$209,601	$293,937
Erosion Holdings, LLC (o)(t)	Class A Units				141	145,149	108,275
						354,750	402,212	0.05%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	25,269
NE Ortho Holdings, LLC (o)	Class B Membership Units				133	132,518	136,162
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	1,197,312
Scp Personalized Medicine, LLC (o)	Common Units				932	4,658	2,385
Scp Personalized Medicine, LLC (o)	Class B Units				89	88,503	89,584
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	1
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	4,320,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				455,593	455,593	496,596
						2,719,236	6,267,309	0.78%
Health Care Technology
Pillr Health Holdings, LP (o)	Class B Preferred Units				128	127,712	135,299
Pillr Health Holdings, LP (o)	Common Units				12,771	-	76,116
						127,712	211,415	0.03%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	486,669
						839,089	486,677	0.06%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	1,000,000	-
Double E Equity, L.P. (m)(o)	Class A Preferred Units				124	124,465	52,452
Endurance PT Technology Holdings LLC (o)	Common Units				611	61,117	329,677
Endurance PT Technology Holdings LLC (o)	Preferred Units				550	550,052	613,388

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	$1,000,000	$890,000
						2,735,634	1,885,517	0.24%
Insurance Brokers
Knight Holdings, LP (m)(o)	Class A-1 Units				16,204	162,037	160,416
						162,037	160,416	0.02%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)(t)	Preferred Units				9,657	15,576	17,575
						15,576	17,575	0.00%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (m)(o)	Class A-1 Units				243,103	274,779	318,465
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	54,127
Mse Acquisitions Inc (o)	Series B Preferred Stock				23	15,174	45,533
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	541,216
						1,187,060	959,341	0.13%
Packaged Foods & Meats
CCI Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	-
CCI Prime Holdings, LLC (o)	Series AA Preferred Units				17	17,059	-
Et-Nutrail Investment Aggregator, LP (o)	Class A Units				18,613	18,613	18,613
Mfi Group Holdings LLC (o)(t)	Class A Units				19	19,393	20,951
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	349,650
Vp Deliver Holdings, LP (o)	Class A LP Units				210,526	210,526	126,316
						746,116	515,530	0.06%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (m)(o)	Equity Interest					191,571	67,050
Bron Holdings, LLC (o)	Class A Units				1,227	1,227,273	1,320,898
Currier Plastics Holdings, LLC (o)	Class B Units				273,422	3	5,468

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Currier Plastics Holdings, LLC (m)(o)	Class A Units				273,422	$273,422	$300,764
Scp Rigid Packaging Holdco, LLC (o)	Common Units				331	6,613	13,126
Scp Rigid Packaging Holdco, LLC (o)	Class B Units				126	125,507	138,656
						1,824,389	1,845,962	0.23%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	-
Mustang Prospects Holdco, LLC (o)	Class A Units				1,199	1,198,619	1,725,198
Mustang Prospects Holdco, LLC (o)	Class B Units				1,198,621	116,588	275,683
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	154,337
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	327,869	304,918
Roofing Services Solutions Holdings, LLC (o)	Common Units				196	20,256	-
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				196	228,590	-
Scp Mechanical Services Holdco, LLC (o)	Common Units				1,025	5,126	-
Scp Mechanical Services Holdco, LLC (o)	Class B Units				97	97,397	-
Solid Ground Solutions Investment LLC (o)	Class A Units				177,453	178,578	69,207
Trutemp Holdings LLC (o)	Class A Interest				206,612	206,612	206,612
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	490,827
						3,199,877	3,226,782	0.40%
Specialized Finance
Lift Solutions Holdings LLC (o)	Common Units				143	-	-
Lift Solutions Holdings LLC (o)	Series A Preferred Units				143	205,491	203,868
Pcp Metis Holdings, LP (m)(o)	Common Units				177,515	177,515	154,438
						383,006	358,306	0.05%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				27	27	778
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				17	17,441	19,953

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$17,468	$20,731	0.00%
Technology Hardware, Storage & Peripherals
Repairify Holdings, LLC (o)	Class A Common Units				10,643	321,514	271,184
						321,514	271,184	0.03%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,390,842
Mobotrex Ultimate Holdings, LLC (o)(t)	Class A-2 Units				112,338	116,243	184,235
Tsss Investment LLC (m)(o)	Units				239,936	239,936	230,339
						1,751,511	2,805,416	0.35%
Total Equity - non-controlled/ non-affiliate						20,933,397	24,557,094	3.05%
Equity - non-controlled/ affiliate
Diversified Financial Services
STG Parent Topco, LLC (m)(u)	Class A Common Units				4,143,633	25,985,516	26,767,869
						25,985,516	26,767,869	3.33%
Total Equity - non-controlled/ affiliate						25,985,516	26,767,869	3.33%
Total Equity						46,918,913	51,324,963	6.38%
Money Market Mutual Funds - non-controlled/ non-affiliate
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.72% (g)(n)(s)	Investor Class Units				12,597,484	12,597,484	12,597,484
						12,597,484	12,597,484	1.57%
Total Money Market Mutual Funds - non-controlled/ non-affiliate						12,597,484	12,597,484	1.57%
Total Money Market Mutual Funds						12,597,484	12,597,484	1.57%
Total Investments - non-controlled/ non-affiliate						1,663,788,955	1,653,180,268	205.66%
Total Investments - non-controlled/ affiliate						32,490,647	33,593,532	4.18%
Total Investment Portfolio						$1,696,279,602	$1,686,773,800	209.84%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (SOFR), Canadian Overnight Repo Rate Average (CORRA) or Prime Rate (Prime) which reset monthly, quarterly, or semi-annually. If applicable, the interest rate includes a credit spread adjustment, which is charged in addition to the reference rate and spread. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused and/or letter of credit commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated.
(g)
The investment was not valued using unobservable inputs and is not considered a Level 3 investment.
(h)
Tickmark not used.
(i)
The interest rate floor on these investments as of September 30, 2026 was 1.00%.

The accompanying notes are an integral part of these consolidated financial statements

(j)
The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(k)
The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of September 30, 2026, non-qualifying assets amounted to $43,756,867 which represents 2.5% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $24,557,094 or 3.1% of net assets.

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	191,571
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
AdvancedPCB Parent, L.P.	Class A Units	2/14/2023	1,500,000
AdvancedPCB Parent, L.P.	Class C Units	8/9/2024	38,419
AdvancedPCB Parent, L.P.	Class C Units	2/7/2025	76,841
AdvancedPCB Parent, L.P.	Class C Units	10/9/2025	78,115
Axcel Holdings, LP	Class A Common Units	2/26/2026	487,678
Belt Power Parent, LLC	Class A Units	10/7/2022 - 3/31/2025	1,395,332
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Bron Holdings, LLC	Class A Units	1/13/2023 - 7/31/2025	1,227,273
CCI Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
CCI Prime Holdings, LLC	Series AA Preferred Units	12/8/2025 - 9/30/2026	17,059
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	273,422
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	3
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024 - 9/5/2025	124,465
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024 - 1/16/2026	209,601
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	61,117
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	550,052
Erosion Holdings, LLC	Class A Units	9/30/2024 - 7/14/2026	145,149
Et-Nutrail Investment Aggregator, LP	Class A Units	5/23/2025 - 4/7/2026	18,613
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/7/2024	839,085
Fca Partners LLC	Common Units	4/17/2023 - 6/7/2024	4
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	274,779
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Hy-Tek Holdings, LLC	Common Units	9/19/2025	147,217
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	61,287
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	752,670
Knight Holdings, LP	Class A-1 Units	11/7/2025	162,037
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Lift Solutions Holdings LLC	Common Units	9/19/2025	—
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	205,491
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	116,243
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462
Mse Acquisitions Inc	Series B Preferred Stock	9/4/2026	15,174
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 4/24/2026	1,198,619
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 4/24/2026	116,588
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 1/6/2026	132,518
Pcp Metis Holdings, LP	Common Units	7/1/2026	177,515
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025 - 9/1/2026	27
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025 - 9/1/2026	17,441
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 7/31/2025	139,672
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	127,712
Pillr Health Holdings, LP	Common Units	12/31/2025	—
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Repairify Holdings, LLC	Class A Common Units	7/14/2026	321,514
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	20,256
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	228,590
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Class B Units	9/22/2026	911
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Scp 3pl Topco, LLC	Class B Units	1/30/2026	2,184
Scp 3pl Topco, LLC	Common Units	11/27/2024 - 9/22/2026	509

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025 - 9/4/2026	97,397
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025 - 9/4/2026	5,126
Scp Personalized Medicine, LLC	Class B Units	8/14/2026	88,503
Scp Personalized Medicine, LLC	Common Units	8/14/2026	4,658
Scp Rigid Packaging Holdco, LLC	Class B Units	2/2/2026	125,507
Scp Rigid Packaging Holdco, LLC	Common Units	2/2/2026	6,613
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 6/1/2026	178,578
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Trutemp Holdings LLC	Class A Interest	8/26/2025	206,612
Tsss Investment LLC	Units	7/1/2026	239,936
Usw Holdings, LLC	Class A-1 Units	11/3/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022	455,593
Vp Deliver Holdings, LP	Class A LP Units	2/17/2026	210,526
Vss Investors 2026, LLC	Preferred Units	8/14/2026	192,499
Vss Investors 2026, LLC	Class A Common Units	8/14/2026	—
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,645

(p)
The par value of these investments is stated in Canadian Dollars.
(q)
Security or portion of the security is pledged as collateral for Truist Senior Secured Revolving Credit Facility.
(r)
Tickmark not used.
(s)
Security is classified as a short-term security.
(t)
Income producing.
(u)
Under the 1940 Act, the Fund is generally deemed to “control” a portfolio company if the Fund owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Fund is generally deemed an “affiliated person” of a portfolio company if the Fund owns 5% or more of the portfolio company’s outstanding voting securities.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Investments -- non-controlled/ non-affiliate
First Lien Debt
Advertising
Penn Quarter Partners, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/25/2031	3,731,558	$3,686,985	$3,684,914
Penn Quarter Partners, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/25/2031	-	(16,543)	(17,536)
Penn Quarter Partners, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/25/2031	-	(16,531)	(17,536)
						3,653,911	3,649,842	0.47%
Aerospace & Defense
Cadence - Southwick, Inc. (i)(l)	Term Loan	SOFR + 4.75%	8.74%	5/3/2029	8,164,113	8,008,154	8,164,113
Cadence - Southwick, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 4.75%	8.60%	5/3/2028	2,058,252	2,002,109	2,058,252
Tex-Tech Industries Inc (j)(l)	Term Loan	SOFR + 4.75%	8.48%	1/13/2031	708,929	702,732	708,929
Tex-Tech Industries Inc (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	1/13/2031	95,238	94,366	95,238
Tex-Tech Industries Inc (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.48%	1/13/2031	36,508	35,429	36,508
Tighitco Inc (i)(l)(q)	Term Loan	SOFR + 6.00%	10.04%	2/28/2030	8,725,275	8,611,882	8,672,923
Tighitco Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.94%	2/28/2030	714,286	700,240	707,692
						20,154,912	20,443,655	2.60%
Air Freight & Logistics
Dynamic Connections, Ltd (i)(m)(q)	Term Loan	SOFR + 5.75%	9.57%	11/27/2030	157,760	155,726	154,605
Dynamic Connections, Ltd (i)(l)(m)(p)	Term Loan	CORRA + 5.75%	8.30%	11/27/2030	515,349	362,777	368,710
Dynamic Connections, Ltd (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	11/27/2030	-	(4,277)	(6,928)
Dynamic Connections, Ltd (f)(i)(m)(q)	Revolving Credit Facility	-	-	11/27/2030	-	(1,425)	(2,309)
Echo Global Logistics Inc (k)(l)	Term Loan	SOFR + 4.75%	8.57%	11/23/2028	15,093,000	14,791,792	15,093,000
Pla Buyer, LLC (i)(l)	Term Loan	SOFR + 7.00% (0.50% PIK)	10.79%	11/22/2029	16,676,000	16,401,276	15,725,468
Pla Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.79%	11/22/2029	1,000,000	966,550	880,000
R1 Holdings, LLC (i)(l)	Term Loan	SOFR + 6.25%	9.95%	12/29/2028	21,470,950	21,094,396	21,063,002
R1 Holdings, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	9.96%	12/29/2028	2,449,936	2,384,786	2,403,388

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
R1 Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.02%	12/29/2028	4,855,204	$4,768,761	$4,752,036
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 8.40% (7.25% PIK)	12.34%	10/3/2029	17,953,124	17,189,262	16,642,546
STG Distribution LLC (h)(m)(q)	Term Loan	SOFR + 7.65% (6.50% PIK)	11.59%	10/3/2029	38,664,397	38,664,397	4,446,406
						116,774,021	81,519,924	10.42%
Application Software
ACP Avenu Midco LLC (i)(l)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	18,375,000	18,022,459	18,375,000
ACP Avenu Midco LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	(115,665)	-
ACP Avenu Midco LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.74%	10/2/2029	4,678,379	4,617,862	4,678,379
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	464,491	460,452	464,491
ACP Avenu Midco LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2029	-	(1,673)	-
ACP Avenu Midco LLC (i)(q)	Term Loan	SOFR + 4.75%	8.74%	10/2/2029	13,965,000	13,836,720	13,965,000
ACP Falcon Buyer Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.49%	8/1/2029	23,300,916	22,829,209	23,300,916
ACP Falcon Buyer Inc (f)(i)(q)	Revolving Credit Facility	-	-	8/1/2029	-	(117,821)	-
Alegeus Technologies Holdings Corp (i)(l)(q)	Term Loan	SOFR + 6.50%	10.34%	11/5/2029	26,953,418	26,403,723	26,791,698
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (i)(l)(q)	Term Loan	SOFR + 4.75%	8.61%	12/9/2029	31,078,536	30,465,125	31,078,536
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	12/9/2028	-	(54,508)	-
Cytracom LLC (i)(l)	Term Loan	SOFR + 6.00%	9.72%	6/28/2027	3,426,966	3,408,536	3,406,404
Cytracom LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	6/28/2027	659,213	654,942	654,906
Cytracom LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/28/2027	-	(2,814)	(3,371)
Lightspeed Solutions, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.72%	3/1/2028	20,874,167	20,681,696	20,686,300
Lightspeed Solutions, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.72%	3/1/2028	1,376,764	1,375,664	1,364,373
Prism Parent Co Inc. (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/16/2028	1,474,000	1,453,241	1,474,000
Prism Parent Co Inc. (j)(l)	Term Loan	SOFR + 5.00%	8.73%	9/16/2028	30,804,129	30,477,893	30,804,129
Routeware, Inc (i)(l)	Term Loan	SOFR + 5.25%	8.95%	9/18/2031	9,545,455	9,463,052	9,497,727
Routeware, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.06%	9/18/2031	579,545	557,687	576,648
Routeware, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	8.98%	9/18/2031	204,545	196,122	199,432

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$184,611,902	$187,314,568	23.92%
Automotive Parts & Equipment
Arrowhead Holdco Company (j)(l)	Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	26,426,762	26,148,354	21,194,263
Arrowhead Holdco Company (j)(q)	Delayed Draw Term Loan	SOFR + 5.25% (2.75% PIK)	9.09%	8/31/2028	2,413,403	2,413,403	1,935,549
						28,561,757	23,129,812	2.96%
Building Products
Tgnl Purchaser LLC (i)(q)	Term Loan	SOFR + 4.50%	8.22%	6/25/2031	824,586	814,961	824,586
Tgnl Purchaser LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/25/2031	-	(1,896)	-
						813,065	824,586	0.11%
Construction & Engineering
BPCP Craftsman Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	4/9/2030	355,078	350,380	334,484
BPCP Craftsman Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/9/2030	-	(3,028)	(23,765)
BPCP Craftsman Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/9/2030	-	(2,019)	(9,098)
						345,333	301,621	0.04%
Data Processing & Outsourced Services
Vrc Companies LLC (i)(l)	Term Loan	SOFR + 5.50%	9.19%	6/29/2027	33,947,127	33,764,002	33,947,127
						33,764,002	33,947,127	4.34%
Diversified Financial Services
Benefit Plan Administrators of Eau Claire, LLC (j)(l)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	7,185,484	7,109,425	7,142,371
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/1/2030	-	(12,228)	(7,258)
Benefit Plan Administrators of Eau Claire, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	11/1/2030	-	(20,410)	-
Benefit Plan Administrators of Eau Claire, LLC (j)(q)	Term Loan	SOFR + 4.75%	8.57%	11/1/2030	992,500	981,542	986,545
Cub Financing Intermediate, LLC (k)(l)	Term Loan	SOFR + 4.75%	8.42%	6/28/2030	5,074,653	5,033,991	5,074,653
Cub Financing Intermediate, LLC (k)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.54%	6/28/2030	2,358,681	2,331,663	2,358,681
						15,423,983	15,554,992	1.99%
Diversified Support Services

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
All-Lift Systems, LLC (i)(l)(q)	Term Loan	SOFR + 6.25%	10.07%	9/19/2028	12,707,877	$12,591,139	$12,580,798
All-Lift Systems, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	9/19/2028	308,219	289,546	287,671
American Trailer Rental Group, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.32%	6/1/2027	15,458,500	15,305,774	14,561,907
American Trailer Rental Group, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	6/1/2027	14,588,284	14,585,576	13,742,163
American Trailer Rental Group, LLC (i)(l)	Delayed Draw Term Loan	SOFR + 5.75%	9.57%	6/1/2027	19,024,292	18,804,353	17,977,956
Eversmith Brands Intermediate Holding Company (i)(l)	Term Loan	SOFR + 5.00%	8.84%	6/17/2030	521,471	515,245	521,471
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	6/17/2030	323,309	319,399	323,309
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Revolving Credit Facility	-	-	6/17/2030	-	(1,155)	-
Eversmith Brands Intermediate Holding Company (f)(i)(q)	Delayed Draw Term Loan	-	-	6/17/2030	-	(9,205)	-
Hy-Tek Opco, LLC (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	9/19/2028	16,796,919	16,642,757	16,326,606
Hy-Tek Opco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2028	-	(28,812)	(88,961)
Identiti Resources LLC (i)(l)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	12,343,453	12,193,915	12,306,423
Identiti Resources LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/1/2029	5,060,255	4,999,432	5,045,074
Identiti Resources LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.72%	11/1/2029	229,813	209,254	224,509
Identiti Resources LLC (i)(q)	Term Loan	SOFR + 5.00%	8.72%	11/1/2029	325,331	320,846	324,355
Mri Acquisitions, Inc (i)(l)(q)	Term Loan	SOFR + 6.25%	10.07%	7/1/2026	32,479,999	32,378,322	31,050,879
Mri Acquisitions, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	7/1/2026	666,667	659,453	556,667
National Power, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.47%	10/20/2029	1,361,904	1,350,940	1,356,457
National Power, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/20/2029	-	(3,223)	(1,674)
National Power, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/20/2029	-	(2,881)	(1,494)
Perimeter Solutions Group, LLC (i)(l)	Term Loan	SOFR + 4.75%	8.42%	10/2/2030	11,946,369	11,821,834	11,826,905
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.43%	10/2/2030	3,332,505	3,294,799	3,296,486
Perimeter Solutions Group, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2030	-	(43,972)	(42,608)
Perimeter Solutions Group, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.44%	10/2/2030	2,809,672	2,774,697	2,781,576
Perimeter Solutions Group, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/2/2030	-	(11,119)	(6,705)
						148,956,914	144,949,770	18.52%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Electrical Components & Equipment
Luminii LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.67%	3/21/2030	6,653,022	$6,565,585	$6,633,063
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	3/21/2030	1,373,626	1,345,637	1,367,033
Luminii LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/21/2030	-	(13,954)	(3,297)
Luminii LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	3/21/2030	-	(9,913)	-
Warshaw Opco LLC (i)(q)	Term Loan	SOFR + 6.00%	9.67%	3/27/2030	741,446	731,683	680,647
Warshaw Opco LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.67%	3/27/2030	66,610	63,577	47,251
						8,682,615	8,724,697	1.12%
Electronic Components
Aep Passion Intermediate Holdings, Inc. (i)(l)	Term Loan	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	25,072,305	24,748,731	23,292,171
Aep Passion Intermediate Holdings, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	1,388,388	1,371,739	1,289,813
Aep Passion Intermediate Holdings, Inc. (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50% (4.75% PIK)	10.49%	10/5/2027	593,537	571,808	469,588
Eds Buyer, LLC (i)(l)	Term Loan	SOFR + 4.50%	8.17%	1/10/2029	898,784	886,379	898,784
Eds Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/10/2029	-	(1,088)	-
						27,577,569	25,950,356	3.31%
Electronic Manufacturing Services
Principal Lighting Group Holdings, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.96%	11/4/2030	22,183,120	21,900,417	22,116,570
Principal Lighting Group Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/4/2030	-	(37,769)	(9,319)
						21,862,648	22,107,251	2.83%
Environmental & Facilities Services
Dragonfly Pond Works (i)(q)	Term Loan	SOFR + 5.25%	8.92%	8/16/2030	2,955,586	2,919,250	2,955,586
Dragonfly Pond Works (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.99%	8/16/2030	3,195,792	3,167,651	3,195,792
Dragonfly Pond Works (f)(i)(q)	Revolving Credit Facility	-	-	8/16/2030	-	(10,165)	-
Scp Mechanical Services Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.57%	8/20/2031	6,713,942	6,633,951	6,713,942
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/20/2031	-	(16,948)	-
Scp Mechanical Services Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/20/2031	-	(39,574)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$12,654,165	$12,865,320	1.65%
Health Care Facilities
Infusion Services Management LLC (i)(l)	Term Loan	SOFR + 6.50%	10.37%	7/7/2028	18,614,825	18,292,653	18,614,825
Infusion Services Management LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.50%	10.35%	7/7/2028	7,032,689	6,947,342	7,032,689
Infusion Services Management LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.30%	7/7/2028	1,674,554	1,632,051	1,674,554
Infusion Services Management LLC (i)(q)	Term Loan	SOFR + 6.00%	9.87%	7/7/2028	4,754,630	4,690,375	4,754,630
						31,562,421	32,076,698	4.10%
Health Care Services
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	20,043,334	19,787,667	20,003,247
Ab Centers Acquisition Corporation (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.97%	7/2/2031	1,314,486	1,283,383	1,311,857
Ab Centers Acquisition Corporation (f)(j)(q)	Revolving Credit Facility	-	-	7/2/2031	-	(23,427)	(3,681)
Ab Centers Acquisition Corporation (j)(l)	Term Loan	SOFR + 5.25%	8.97%	7/2/2031	992,500	988,197	990,515
Bebright Mso, LLC (i)(l)	Term Loan	SOFR + 5.75%	9.42%	6/3/2030	9,517,823	9,442,254	9,517,823
Bebright Mso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	6/3/2030	7,640,203	7,580,272	7,640,203
Bebright Mso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	6/3/2030	-	(15,077)	-
Bebright Mso, LLC (i)(q)	Term Loan	SOFR + 5.25%	8.92%	6/3/2030	90,682	89,833	90,500
Bebright Mso, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	6/3/2030	-	(3,813)	-
Behavioral Framework LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.64%	11/20/2031	11,280,161	11,168,999	11,167,359
Behavioral Framework LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	11/20/2031	1,818,700	1,799,385	1,799,050
Behavioral Framework LLC (f)(i)(q)	Revolving Credit Facility	-	-	11/20/2031	-	(15,786)	(16,086)
CareRing Health, LLC (j)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	5/4/2028	6,500,949	6,489,059	6,312,422
CareRing Health, LLC (j)(l)	Term Loan	SOFR + 6.00%	9.82%	5/4/2028	27,951,724	27,639,822	27,141,124
Dpt Management, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.22%	12/18/2027	1,782,000	1,769,760	1,694,682
Dpt Management, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/18/2027	-	(2,744)	(20,417)
Dpt Management, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.22%	12/18/2027	189,167	187,516	176,917
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.91%	1/3/2029	8,886,364	8,757,463	8,886,364

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	1/3/2029	-	$(34,642)	$-
Fertility (ITC) Investment Holdco, LLC/Fertility (ITC) Buyer, Inc. (i)(l)	Term Loan	SOFR + 5.00%	9.12%	1/3/2029	37,640,612	37,091,946	37,640,612
Future Care Associates LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	12/30/2028	29,100,000	28,671,948	29,100,000
Future Care Associates LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	12/30/2028	24,465,000	24,115,384	24,465,000
Future Care Associates LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/30/2028	-	(64,045)	-
Houseworks Holdings, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	6,547,500	6,433,953	6,423,098
Houseworks Holdings, LLC (i)(l)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	12/15/2028	24,312,500	23,896,311	23,850,563
Houseworks Holdings, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.20%	12/15/2028	3,214,343	3,125,923	3,108,130
Houseworks Holdings, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.17%	12/15/2028	43,188,567	42,404,925	42,367,984
Lifecare Intermediate II, LLC (i)(l)(m)(q)	Term Loan	SOFR + 5.00%	8.86%	5/20/2030	3,000,000	2,970,015	2,970,000
Lifecare Intermediate II, LLC (f)(i)(m)(q)	Delayed Draw Term Loan	-	-	5/20/2030	-	(9,994)	(10,000)
Lifecare Intermediate II, LLC (i)(m)(q)	Term Loan	SOFR + 5.00%	8.67%	5/20/2030	1,000,000	990,005	990,000
NE Ortho Management Services, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	12/13/2030	-	(40,206)	(48,465)
NE Ortho Management Services, LLC (f)(i)(q)	Revolving Credit Facility	Prime + 4.00%	10.75%	12/13/2030	484,653	474,620	472,536
NE Ortho Management Services, LLC (i)(l)	Term Loan	SOFR + 5.00%	8.67%	12/13/2030	5,211,026	5,143,559	5,132,860
NE Ortho Management Services, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	12/13/2030	2,423,263	2,392,556	2,386,914
The Smilist Dso, LLC (i)(l)	Term Loan	SOFR + 6.00%	9.67%	4/4/2029	20,929,403	20,594,098	20,929,403
The Smilist Dso, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2029	-	(16,979)	-
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	4,544,101	4,472,923	4,544,101
The Smilist Dso, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.00%	9.67%	4/4/2029	5,658,347	5,568,580	5,658,347
The Smilist Dso, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	4/4/2029	831,878	824,248	827,719
Tiger Healthcare Buyer, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	73,761	72,144	67,498
Tiger Healthcare Buyer, LLC (i)(l)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.17%	2/27/2030	2,459,912	2,417,910	2,324,616
Tiger Healthcare Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.50%	10.17%	2/27/2030	1,125,000	1,089,014	1,001,250
Together Womens Health, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	8/26/2031	9,426,923	9,314,362	9,309,087
Together Womens Health, LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2031	1,205,769	1,146,081	1,142,620

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Together Womens Health, LLC (f)(j)(q)	Revolving Credit Facility	-	-	8/26/2031	-	$(19,427)	$(20,604)
VIP Medical US Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	12/12/2028	33,353,450	32,972,540	33,353,450
VIP Medical US Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	12/12/2028	-	(77,339)	-
VIP Medical US Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	12/12/2028	7,986,500	7,902,011	7,986,500
VIP Medical US Buyer, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.33%	12/12/2028	500,000	495,012	500,000
						361,240,199	363,165,098	46.44%
Health Care Supplies
C2dx, Inc (i)(l)	Term Loan	SOFR + 5.50%	9.32%	3/19/2030	516,229	510,316	509,002
C2dx, Inc (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.32%	3/19/2030	33,898	32,442	32,000
C2dx, Inc (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	3/19/2030	333,432	329,724	328,717
Premier Dental Products Company LLC (i)(l)	Term Loan	SOFR + 5.00%	8.67%	1/31/2031	3,101,563	3,060,559	3,008,516
Premier Dental Products Company LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	1/31/2031	-	(7,981)	(28,125)
Premier Dental Products Company LLC (f)(i)(q)	Revolving Credit Facility	-	-	1/31/2031	-	(8,048)	(18,750)
						3,917,012	3,831,360	0.49%
Health Care Technology
Harmony Hit US Holdings Inc (i)(l)(q)	Term Loan	SOFR + 5.00%	8.72%	12/3/2030	17,278,695	17,093,109	17,157,744
Harmony Hit US Holdings Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	12/3/2030	-	(18,552)	(2,698)
Harmony Hit US Holdings Inc (f)(i)(q)	Revolving Credit Facility	-	-	12/3/2030	-	(31,131)	(21,174)
Pillr Health Intermediate II, LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.42%	12/31/2031	380,958	342,879	342,862
Pillr Health Intermediate II, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	12/31/2031	15,862,828	15,704,256	15,704,199
Pillr Health Intermediate II, LLC (f)(j)(q)	Delayed Draw Term Loan	-	-	12/31/2031	-	(31,732)	(31,746)
						33,058,829	33,149,187	4.24%
Industrial Machinery & Supplies & Components
Double E Company, LLC (i)(l)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.07%	6/21/2028	16,185,772	16,090,689	14,907,096
Double E Company, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.07%	6/21/2028	1,321,586	1,321,586	1,133,656
Double E Company, LLC (i)(q)	Term Loan	SOFR + 6.25% (2.25% PIK)	10.07%	6/21/2028	666,202	648,707	613,572

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
La-Co Industries, Inc (i)(l)	Term Loan	SOFR + 5.00%	8.67%	7/2/2030	9,030,181	$8,921,611	$9,012,120
La-Co Industries, Inc (f)(i)(q)	Revolving Credit Facility	-	-	7/2/2030	-	(8,635)	(1,521)
Lake Air Products, LLC (i)(l)(q)	Term Loan	SOFR + 7.00%	10.82%	1/9/2029	35,672,824	35,142,424	35,672,824
Lake Air Products, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.82%	1/9/2029	1,000,000	922,830	1,000,000
						63,039,212	62,337,747	7.95%
Insurance Brokers
Knight AcquireCo, LLC (k)(l)(q)	Term Loan	SOFR + 4.50%	8.37%	11/7/2032	5,608,966	5,581,369	5,580,921
Knight AcquireCo, LLC (f)(k)(q)	Delayed Draw Term Loan	-	-	11/7/2032	-	(4,573)	(4,674)
						5,576,796	5,576,247	0.71%
IT Consulting & Other Services
Cait Intermediate, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	10/8/2030	13,479,730	13,317,468	13,311,233
Cait Intermediate, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/8/2030	-	(18,141)	(19,003)
Digital Experience Services, LLC (i)(q)	Term Loan	SOFR + 5.00%	9.20%	4/25/2030	1,150,962	1,135,610	1,144,056
Digital Experience Services, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.74%	4/25/2030	466,346	455,808	463,548
Digital Experience Services, LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/25/2030	-	(2,497)	(1,154)
Insight Technology Operation LLC (i)(q)	Term Loan	SOFR + 5.50%	9.17%	3/31/2031	853,364	841,780	853,364
Insight Technology Operation LLC (f)(i)(q)	Revolving Credit Facility	-	-	3/31/2031	-	(1,643)	-
						15,728,385	15,752,044	2.02%
Life Sciences Tools & Services
Ecir Intermediate II LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.42%	9/26/2031	8,633,906	8,550,475	8,547,567
Ecir Intermediate II LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/26/2031	-	(19,731)	(20,608)
Ecir Intermediate II LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/26/2031	-	(9,860)	(10,304)
Wci-Bxc Purchaser, LLC (f)(j)(q)	Revolving Credit Facility	-	-	11/6/2030	-	(96,582)	(53,899)
Wci-Bxc Purchaser, LLC (j)(l)(q)	Term Loan	SOFR + 4.75%	8.62%	11/6/2031	23,041,132	22,581,742	22,833,761
Woven Health Collective, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.86%	10/23/2028	13,891,395	13,825,810	13,821,938
Woven Health Collective, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	10/23/2028	-	(20,352)	(21,705)

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Woven Health Collective, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.73%	10/23/2028	260,464	$252,318	$251,782
						45,063,820	45,348,532	5.79%
Office Services & Supplies
Mse Supplies, LLC (i)(l)	Term Loan	SOFR + 5.25%	9.07%	8/14/2030	5,697,115	5,615,509	5,492,019
Mse Supplies, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.25%	9.08%	8/14/2030	663,462	643,755	611,538
						6,259,264	6,103,557	0.78%
Packaged Foods & Meats
CCI Prime, LLC (i)(l)(q)	Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	972,323	955,354	819,666
CCI Prime, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 7.25% (5.50% PIK)	11.12%	10/18/2029	344,863	339,148	290,720
CCI Prime, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 7.25%	11.12%	10/18/2029	2,450,000	2,392,999	1,900,500
Midas Foods International LLC (i)(q)	Term Loan	SOFR + 6.25%	9.97%	4/30/2029	558,948	551,560	553,918
Midas Foods International LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25%	9.97%	4/30/2029	487,377	480,508	482,990
Midas Foods International LLC (f)(i)(q)	Revolving Credit Facility	-	-	4/30/2029	-	(2,199)	(1,475)
Midas Foods International LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	4/30/2029	-	(8,603)	(6,870)
Nutrail Acquisitionco, LLC (i)(q)	Term Loan	SOFR + 6.00%	9.67%	5/23/2030	702,788	693,246	702,788
Nutrail Acquisitionco, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/23/2030	-	(1,361)	-
Nutrail Acquisitionco, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/23/2030	-	(2,290)	-
Sabrosura Foods, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.84%	8/22/2029	32,778,861	32,398,523	32,221,621
Sabrosura Foods, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.84%	8/22/2029	154,813	129,346	111,222
Sabrosura Foods, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.84%	8/22/2029	4,139,931	4,049,556	4,002,829
SCP Baked Goods Holdings, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.42%	5/1/2031	639,643	632,338	639,003
SCP Baked Goods Holdings, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	5/1/2031	-	(1,493)	-
SCP Baked Goods Holdings, LLC (f)(i)(q)	Revolving Credit Facility	-	-	5/1/2031	-	(994)	(89)
Shf Holdings, Inc (i)(l)(q)	Term Loan	SOFR + 5.50%	9.17%	1/22/2030	17,475,652	17,253,440	17,475,652
Shf Holdings, Inc (f)(i)(q)	Revolving Credit Facility	-	-	1/22/2030	-	(28,972)	-
						59,830,106	59,192,475	7.54%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
ACP Packaging IntermediateCo, LLC (i)(l)(q)	Term Loan	SOFR + 5.25%	8.92%	10/22/2031	21,104,592	$20,795,690	$20,788,023
ACP Packaging IntermediateCo, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/22/2031	-	(52,693)	(54,405)
Bron Buyer, LLC (i)(l)(q)	Term Loan	SOFR + 6.00%	9.77%	1/13/2029	32,092,500	31,616,028	32,092,500
Bron Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.00%	9.70%	1/13/2029	750,000	685,884	750,000
Currier Plastics Acquisition, LLC (i)(l)(q)	Term Loan	SOFR + 4.75%	8.47%	9/19/2031	6,187,500	6,112,945	6,110,156
Currier Plastics Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	9/19/2031	-	(28,030)	(29,370)
Currier Plastics Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/19/2031	-	(23,068)	(23,923)
Currier Plastics Acquisition, LLC (i)(q)	Term Loan	SOFR + 4.75%	8.48%	9/19/2031	6,149,194	6,072,722	6,072,329
Currier Plastics Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.47%	9/19/2031	5,846,774	5,810,459	5,773,690
Firmapak Intermediary LLC (i)(q)	Term Loan	SOFR + 5.50%	9.22%	2/4/2031	578,958	572,559	578,958
Firmapak Intermediary LLC (f)(i)(q)	Revolving Credit Facility	-	-	2/4/2031	-	(1,482)	-
Firmapak Intermediary LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.22%	2/4/2031	232,340	229,336	232,340
Soteria Flexibles Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	8/15/2029	7,214,219	7,157,044	7,214,219
Soteria Flexibles Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.17%	8/15/2029	15,110,618	14,854,292	15,110,618
Soteria Flexibles Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.19%	8/15/2029	923,032	832,810	923,032
						94,634,496	95,538,167	12.21%
Pharmaceuticals
Alcami Corporation (i)(l)	Term Loan	SOFR + 7.00%	10.97%	12/21/2028	43,716,438	42,357,741	43,716,438
Alcami Corporation (i)(q)	Delayed Draw Term Loan	SOFR + 7.00%	10.83%	12/21/2028	3,931,615	3,815,556	3,931,615
Alcami Corporation (f)(i)(q)	Revolving Credit Facility	SOFR + 7.00%	10.83%	12/21/2028	1,560,274	1,364,605	1,560,274
						47,537,902	49,208,327	6.28%
Research & Consulting Services
NAM Acquisition Co LLC (j)(l)(q)	Term Loan	SOFR + 4.50%	8.17%	7/16/2030	4,016,920	3,969,786	4,016,920
NAM Acquisition Co LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/16/2030	963,855	948,473	963,855
NAM Acquisition Co LLC (f)(j)(q)	Revolving Credit Facility	-	-	7/16/2030	-	(5,497)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
RPX Corporation (i)(q)	Term Loan	SOFR + 5.50%	9.25%	8/2/2030	9,068,878	$8,958,023	$9,068,878
RPX Corporation (f)(i)(q)	Revolving Credit Facility	-	-	8/2/2030	-	(9,405)	-
RPX Corporation (i)(l)	Term Loan	SOFR + 5.50%	9.23%	8/2/2030	2,000,000	1,980,132	2,000,000
						15,841,512	16,049,653	2.05%
Soft Drinks & Non-alcoholic Beverages
Refresh Buyer LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 4.75%	8.35%	12/23/2027	1,472,393	1,472,393	1,441,718
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	14,171,779	14,085,986	14,030,061
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	2,136,810	2,136,810	2,115,442
Refresh Buyer LLC (j)(l)	Term Loan	SOFR + 4.75%	8.35%	12/23/2028	33,980,124	33,596,328	33,640,323
Refresh Buyer LLC (j)(q)	Delayed Draw Term Loan	SOFR + 4.75%	8.35%	12/23/2028	4,869,565	4,816,912	4,820,870
						56,108,429	56,048,414	7.15%
Specialized Consumer Services
Mustang Prospects Purchaser LLC (j)(l)	Term Loan	SOFR + 5.00%	8.67%	6/13/2031	16,104,607	15,970,551	15,943,561
Mustang Prospects Purchaser LLC (j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	3,789,319	3,752,543	3,751,426
Mustang Prospects Purchaser LLC (f)(j)(q)	Revolving Credit Facility	SOFR + 5.00%	8.72%	6/13/2031	473,665	455,093	449,982
Mustang Prospects Purchaser LLC (f)(j)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.72%	6/13/2031	558,178	549,272	550,374
Quick Roofing Acquisition, LLC (i)(l)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	8,032,787	7,885,785	8,032,787
Quick Roofing Acquisition, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.50%	9.27%	12/22/2029	1,700,000	1,555,949	1,700,000
Quick Roofing Acquisition, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	2,940,449	2,888,180	2,940,449
Quick Roofing Acquisition, LLC (i)(q)	Term Loan	SOFR + 5.50%	9.27%	12/22/2029	490,000	483,935	490,000
Quick Roofing Acquisition, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.50%	9.27%	12/22/2029	20,152	16,008	20,152
Roofing Services Solutions LLC (i)(l)	Term Loan	SOFR + 5.75%	9.57%	11/27/2029	10,312,500	10,185,444	10,065,000
Roofing Services Solutions LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	11/27/2029	6,207,083	6,131,288	6,058,113
Roofing Services Solutions LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.75%	9.46%	11/27/2029	2,229,167	2,191,865	2,154,167
Scp Wqs Buyer, LLC (i)(l)	Term Loan	SOFR + 5.25%	8.92%	10/2/2029	4,274,468	4,207,397	4,274,468
Scp Wqs Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	10/2/2029	8,002,435	7,874,875	8,002,435

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Scp Wqs Buyer, LLC (f)(i)(q)	Revolving Credit Facility	-	-	10/2/2029	-	$(57,112)	$-
Solid Ground Solutions Acquisitions Inc (i)(l)	Term Loan	SOFR + 5.00%	8.60%	5/6/2029	1,876,190	1,852,467	1,853,676
Solid Ground Solutions Acquisitions Inc (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.60%	5/6/2029	2,370,833	2,342,054	2,342,383
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Revolving Credit Facility	-	-	5/6/2029	-	(7,030)	(7,143)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	9.04%	5/6/2029	997,500	986,099	985,530
Solid Ground Solutions Acquisitions Inc (f)(i)(q)	Delayed Draw Term Loan	-	-	5/6/2029	-	(36,202)	(33,387)
Solid Ground Solutions Acquisitions Inc (i)(q)	Term Loan	SOFR + 5.00%	8.62%	5/6/2029	193,548	191,134	191,226
Trutemp Acquisition LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.82%	8/26/2031	3,597,624	3,546,051	3,543,660
Trutemp Acquisition LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/26/2031	-	(20,453)	(21,694)
Trutemp Acquisition LLC (f)(i)(q)	Delayed Draw Term Loan	-	-	8/26/2031	-	(51,166)	(54,236)
Unified Service Partners, LLC (i)(q)	Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	358,057	353,337	297,188
Unified Service Partners, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 8.00% (4.00% PIK)	11.60%	4/14/2030	305,115	301,147	253,246
Unified Service Partners, LLC (i)(q)	Revolving Credit Facility	SOFR + 8.00%	11.60%	4/14/2030	89,286	88,116	74,107
USW Buyer, LLC (i)(q)	Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	15,553,849	15,384,374	14,978,356
USW Buyer, LLC (i)(q)	Delayed Draw Term Loan	SOFR + 6.25% (5.00% PIK)	10.02%	11/3/2028	14,701,870	14,547,573	14,157,901
USW Buyer, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 6.25%	10.02%	11/3/2028	3,030,000	2,979,105	2,845,000
						106,547,679	105,838,727	13.53%
Specialty Chemicals
Penta Fine Ingredients, Inc. (f)(i)(q)	Revolving Credit Facility	-	-	4/4/2031	-	(1,627)	-
Penta Fine Ingredients, Inc. (i)(q)	Term Loan	SOFR + 5.00%	8.72%	4/4/2031	853,632	842,050	853,632
						840,423	853,632	0.11%
Trading Companies & Distributors
All States Ag Parts LLC (i)(l)(q)	Term Loan	SOFR + 6.50% (0.50% PIK)	10.43%	9/1/2026	23,857,570	23,728,445	23,094,128
Belt Power Holdings LLC (i)(l)	Term Loan	SOFR + 5.00%	8.82%	8/22/2028	26,625,134	26,348,616	26,625,134
Belt Power Holdings LLC (i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	8/22/2028	6,177,533	6,131,196	6,177,533
Belt Power Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	8/22/2028	-	(31,515)	-

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Erosion Intermediate Holdings LLC (i)(l)	Term Loan	SOFR + 5.75%	9.42%	9/30/2029	1,983,817	$1,960,173	$1,983,817
Erosion Intermediate Holdings LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.75%	9.43%	9/30/2029	3,072,321	3,026,456	3,072,321
Erosion Intermediate Holdings LLC (f)(i)(q)	Revolving Credit Facility	-	-	9/30/2029	-	(15,132)	-
Mobotrex, LLC (i)(l)(q)	Term Loan	SOFR + 5.00%	8.67%	6/7/2031	7,413,510	7,313,269	7,331,961
Mobotrex, LLC (f)(i)(q)	Revolving Credit Facility	SOFR + 5.00%	8.68%	6/7/2031	175,191	158,011	160,738
Mobotrex, LLC (f)(i)(q)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/7/2031	557,371	533,503	537,911
						69,153,022	68,983,543	8.80%
Total First Lien Debt						1,639,776,304	1,600,336,929	204.59%
Unsecured Debt
Specialized Consumer Services
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	5/3/2029	53,475	53,475	45,079
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	32,085	32,085	25,706
Usw Holdings, LLC (m)	Convertible Promissory Note	18.00% (18.00% PIK)	18.00%	12/31/2029	42,780	42,780	32,846
						128,340	103,631	0.01%
Total Unsecured Debt						128,340	103,631	0.01%
Equity
Aerospace & Defense
Hitco Parent LLC (o)	Class A Units				8,723	109,890	129,883
						109,890	129,883	0.02%
Air Freight & Logistics
REP RO COINVEST IV-A, L.P. (m)(o)	Equity Units				800,000	800,000	240,000
Scp 3pl Topco, LLC (m)(o)	Common Units				69	346	-
Scp 3pl Topco, LLC (m)(o)	Class B Units				7	6,580	4,778
						806,926	244,778	0.03%
Building Products
Tgnl Topco LP (o)	Common Units				5,525	5,525	7,403

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$5,525	$7,403	0.00%
Construction & Engineering
BPCP Craftsman Holdings, LLC (o)	Class A Units				16	15,686	5,746
						15,686	5,746	0.00%
Diversified Support Services
Hy-Tek Holdings, LLC (o)	Common Units				61	147,217	120,181
Hy-Tek Holdings, LLC (o)	Series A Preferred Units				61	61,287	61,287
Identiti Holdings LLC (o)	Class A Units				115,875	115,875	253,766
Klc Fund 1022-Ci-A LP (m)(o)	Equity Interest					752,670	1,208,250
Perimeter Solutions Holdings, LP (o)	Common Units				133,274	139,672	151,932
						1,216,721	1,795,416	0.23%
Electrical Components & Equipment
Warshaw Holdings, LLC (o)	Common Units				17	8,432	-
Warshaw Holdings, LLC (o)	Series A Preferred Units				17	8,432	7,661
						16,864	7,661	0.00%
Electronic Components
AdvancedPCB Parent, L.P. (o)	Class A Units				1,500	1,500,000	-
AdvancedPCB Parent, L.P. (o)	Class C Units				76	38,419	-
AdvancedPCB Parent, L.P. (o)	Class C Units				430	154,957	-
						1,693,376	-	0.00%
Environmental & Facilities Services
Dragonfly Ultimate Holdings LLC (o)	Class A Units				131,272	131,272	202,159
Erosion Holdings, LLC (o)	Class A Units				134	133,930	88,241
						265,202	290,400	0.04%
Health Care Services
Dpt Management, LLC (o)	Preferred Units				10,753	33,333	19,140

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
NE Ortho Holdings, LLC (o)	Class B Membership Units				80	$79,511	$205,086
Personal Care (Itc) Holdings, LLC (o)	Class A Units				187,961	1,879,621	1,253,700
Tiger Healthcare Holdings, LLC (o)	Class A Interest				97,500	125,000	1
VIP Medical Holdings, LLC (o)	Class A Units				1,000,000	10	2,030,000
VIP Medical Holdings, LLC (o)	Series A Preferred Units				455,593	455,593	455,593
						2,573,068	3,963,520	0.51%
Health Care Technology
Pillr Health Holdings, LP (m)(o)	Class B Preferred Units				128	127,712	127,710
Pillr Health Holdings, LP (m)(o)	Common Units				12,771	-	-
						127,712	127,710	0.02%
Human Resource & Employment Services
Fca Partners LLC (m)(o)	Common Units				839,085	4	8
Fca Partners LLC (m)(o)	Class A Preferred Units				839,085	839,085	436,324
						839,089	436,332	0.06%
Industrial Machinery & Supplies & Components
Double E Equity, L.P. (m)(o)	Class A Common Units				1,000	1,000,000	265,030
Double E Equity, L.P. (m)(o)	Class A Preferred Units				124	124,465	136,690
Endurance PT Technology Holdings LLC (o)	Common Units				611	61,117	299,363
Endurance PT Technology Holdings LLC (o)	Preferred Units				550	550,052	579,005
Lake Air Products Aggregator LLC (m)(o)	Common Units				1,000,000	1,000,000	970,000
						2,735,634	2,250,088	0.28%
Insurance Brokers
Knight Holdings, LP (m)(o)	Class A-1 Units				16,204	162,037	162,037
						162,037	162,037	0.02%
IT Consulting & Other Services
Insight Technology Enterprises LLC (o)	Preferred Units				9,657	15,576	15,837

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
						$15,576	$15,837	0.00%
Life Sciences Tools & Services
Gauge Ecir Blocker LLC (m)(o)	Class A-1 Units				243,103	274,779	294,154
Wci-Bxc Investment Holdings LP (m)(o)	Equity Interest					608,645	650,676
						883,424	944,830	0.12%
Office Services & Supplies
Mse Acquisitions Inc (o)	Series A Preferred Stock				288	288,462	172,286
						288,462	172,286	0.02%
Packaged Foods & Meats
Cci Prime Holdings, LLC (o)	Series A Preferred Units				92	92,025	-
Cci Prime Holdings, LLC (m)(o)	Series AA Preferred Units				8	7,636	6,414
Et-Harvest Investment Aggregator, LP (o)	Class A Units				17,341	17,341	22,543
Mfi Group Holdings LLC (o)	Class A Units				19	19,393	19,678
Sabrosura Super Holdings LLC (o)	Class A Interests				323,750	388,500	265,475
						524,895	314,110	0.03%
Paper & Plastic Packaging Products & Materials
Acp Flexibles I LP (m)(o)	Equity Interest					191,571	145,594
Bron Holdings, LLC (o)	Class A Units				1,227	1,227,273	1,232,609
Currier Plastics Holdings, LLC (o)	Class B Units				273,422	3	49,216
Currier Plastics Holdings, LLC (m)(o)	Class A Units				273,422	273,422	278,890
						1,692,269	1,706,309	0.23%
Specialized Consumer Services
Acp Roofing Holdings, LLC (o)	Common Units				17,857	17,857	-
Mustang Prospects Holdco, LLC (o)	Class A Units				1,177	1,177,239	1,596,208
Mustang Prospects Holdco, LLC (o)	Class B Units				1,177,238	107,607	341,399
NAM Group Holdings LLC (o)	Class A Units				84,337	84,337	131,566

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Quick Roofing Topco, LLC (o)	Class A Interest				327,869	$327,869	$1,111,475
Roofing Services Solutions Holdings, LLC (o)	Common Units				196	20,256	12,812
Roofing Services Solutions Holdings, LLC (o)	Series A Preferred Units				196	228,590	248,894
Scp Mechanical Services Holdco, LLC (o)	Common Units				962	4,808	4,029
Scp Mechanical Services Holdco, LLC (o)	Class B Units				91	91,350	94,574
Solid Ground Solutions Investment LLC (o)	Class A Units				171,827	171,827	151,208
Trutemp Holdings LLC (o)	Class A Interest				206,612	206,612	206,612
Usw Holdings, LLC (o)	Class A-1 Units				694	718,048	714,061
						3,156,400	4,612,838	0.58%
Specialized Finance
Lift Solutions Holdings LLC (o)	Common Units				143	-	1,589
Lift Solutions Holdings LLC (o)	Series A Preferred Units				143	205,491	205,491
						205,491	207,080	0.03%
Specialty Chemicals
Penta Fine Ingredients Parent, LLC (o)	Class A Common Units				26	26	668
Penta Fine Ingredients Parent, LLC (o)	Preferred Units				16	16,435	17,644
						16,461	18,312	0.00%
Trading Companies & Distributors
Belt Power Parent, LLC (o)	Class A Units				1,271,725	1,395,332	2,568,884
Mobotrex Ultimate Holdings, LLC (o)	Class A-2 Units				112,338	116,243	171,877
						1,511,575	2,740,761	0.35%
Total Equity						18,862,283	20,153,337	2.57%
Money Market Mutual Funds
Mutual Funds
State Street Institutional Treasury Plus Money Market Fund - 3.66% (g)(n)	Investor Class Units				19,087,624	19,087,624	19,087,624
						19,087,624	19,087,624	2.44%

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Consolidated Schedule of Investments

December 31, 2025

Investments (a)	Type	Reference Rate and Spread (b)	Interest Rate (b)	Maturity Date	Par Amount/Units (c)	Cost (d)	Fair Value (e)	Percentage of Net Assets
Total Money Market Mutual Funds						$19,087,624	$19,087,624	2.44%
Total Investments -- non-controlled/ non-affiliate						1,677,854,551	1,639,681,521	209.61%
Total Investment Portfolio						$1,677,854,551	$1,639,681,521	209.61%

(a)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(b)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate (SOFR) or Canadian Overnight Repo Rate Average (CORRA) and Prime Rate (Prime) which reset daily, monthly, quarterly, or semi-annually. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
(c)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(d)
All debt investments are shown at amortized cost.
(e)
Unless otherwise indicated, investments were valued using unobservable inputs and are considered Level 3 investments.
(f)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused and/or letter of credit commitment fees. Negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Negative fair value is the result of the unfunded commitment being valued below par and/or the capitalized discount on the loan. The unfunded loan commitment may be subject to a commitment termination date and may expire prior to the maturity date stated. See Notes to Consolidated Financial Statements for more information on the Fund's unfunded commitments.
(g)
The investment was not valued using unobservable inputs and is not considered a Level 3 investment.
(h)
The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(i)
The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(j)
The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(k)
The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(l)
Security or portion of the security is pledged as collateral for Fidelity Direct Lending Fund I JSPV LLC Facility.
(m)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund's total assets. As of December 31, 2025, non-qualifying assets amounted to $30,583,216 which represents 1.8% of total assets as calculated in accordance with regulatory requirements.
(n)
The rate quoted is the annualized seven-day yield of the fund at period end.
(o)
Restricted securities (including private placements) - Investment in securities not registered under the Securities Act of 1933 (excluding 144A issues). At the end of the period, the value of restricted securities (excluding 144A issues) amounted to $20,153,337 or 2.6% of net assets.

The accompanying notes are an integral part of these consolidated financial statements

Additional information on each restricted holding is as follows:

Investment	Type	Acquisition Date	Acquisition Cost ($)
Acp Flexibles I LP	Equity Interest	10/22/2025	191,571
Acp Roofing Holdings, LLC	Common Units	4/14/2025	17,857
AdvancedPCB Parent, L.P.	Class A Units	2/14/2023	1,500,000
AdvancedPCB Parent, L.P.	Class C Units	8/9/2024	38,419
AdvancedPCB Parent, L.P.	Class C Units	2/7/2025 - 10/9/2025	154,957
Belt Power Parent, LLC	Class A Units	10/7/2022 - 3/31/2025	1,395,332
BPCP Craftsman Holdings, LLC	Class A Units	4/9/2025	15,686
Bron Holdings, LLC	Class A Units	1/13/2023 - 7/31/2025	1,227,273
Cci Prime Holdings, LLC	Series A Preferred Units	10/18/2023	92,025
Cci Prime Holdings, LLC	Series AA Preferred Units	12/8/2025	7,636
Currier Plastics Holdings, LLC	Class A Units	9/19/2025 - 12/18/2025	273,422
Currier Plastics Holdings, LLC	Class B Units	9/19/2025 - 12/18/2025	3
Double E Equity, L.P.	Class A Common Units	6/21/2022	1,000,000
Double E Equity, L.P.	Class A Preferred Units	5/7/2024 - 9/5/2025	124,465
Dpt Management, LLC	Preferred Units	12/18/2024	33,333
Dragonfly Ultimate Holdings LLC	Class A Units	8/16/2024	131,272
Endurance PT Technology Holdings LLC	Common Units	2/29/2024 - 10/28/2025	61,117
Endurance PT Technology Holdings LLC	Preferred Units	2/29/2024 - 10/28/2025	550,052
Erosion Holdings, LLC	Class A Units	9/30/2024	133,930
Et-Harvest Investment Aggregator, LP	Class A Units	5/23/2025	17,341
Fca Partners LLC	Class A Preferred Units	4/17/2023 - 6/7/2024	839,085
Fca Partners LLC	Common Units	4/17/2023 - 6/7/2024	4
Gauge Ecir Blocker LLC	Class A-1 Units	9/26/2025	274,779
Hitco Parent LLC	Class A Units	2/28/2025	109,890
Hy-Tek Holdings, LLC	Common Units	9/19/2025	147,217
Hy-Tek Holdings, LLC	Series A Preferred Units	9/19/2025	61,287
Identiti Holdings LLC	Class A Units	11/1/2024	115,875
Insight Technology Enterprises LLC	Preferred Units	3/31/2025	15,576
Klc Fund 1022-Ci-A LP	Equity Interest	12/1/2022	750,000
Knight Holdings, LP	Class A-1 Units	11/7/2025	162,037
Lake Air Products Aggregator LLC	Common Units	1/9/2023	1,000,000
Lift Solutions Holdings LLC	Common Units	9/19/2025	-
Lift Solutions Holdings LLC	Series A Preferred Units	9/19/2025	205,491
Mfi Group Holdings LLC	Class A Units	4/30/2024 - 11/15/2024	19,393
Mobotrex Ultimate Holdings, LLC	Class A-2 Units	6/7/2024 - 11/6/2025	116,243

The accompanying notes are an integral part of these consolidated financial statements

Investment	Type	Acquisition Date	Acquisition Cost ($)
Mse Acquisitions Inc	Series A Preferred Stock	8/14/2024	288,462
Mustang Prospects Holdco, LLC	Class A Units	12/15/2022 - 9/30/2025	1,177,239
Mustang Prospects Holdco, LLC	Class B Units	12/15/2022 - 9/30/2025	107,607
NAM Group Holdings LLC	Class A Units	7/16/2024	84,337
NE Ortho Holdings, LLC	Class B Membership Units	12/13/2024 - 7/10/2025	79,511
Penta Fine Ingredients Parent, LLC	Class A Common Units	4/4/2025	26
Penta Fine Ingredients Parent, LLC	Preferred Units	4/4/2025	16,435
Perimeter Solutions Holdings, LP	Common Units	10/2/2024 - 7/31/2025	139,672
Personal Care (Itc) Holdings, LLC	Class A Units	2/14/2023 - 10/18/2023	1,879,621
Pillr Health Holdings, LP	Class B Preferred Units	12/31/2025	127,712
Pillr Health Holdings, LP	Common Units	12/31/2025	-
Quick Roofing Topco, LLC	Class A Interest	12/22/2023	327,869
REP RO COINVEST IV-A, L.P.	Equity Units	12/29/2022	800,000
Roofing Services Solutions Holdings, LLC	Common Units	11/27/2024 - 9/30/2025	20,256
Roofing Services Solutions Holdings, LLC	Series A Preferred Units	11/27/2024 - 9/30/2025	228,590
Sabrosura Super Holdings LLC	Class A Interests	8/22/2024	388,500
Scp 3pl Topco, LLC	Class B Units	11/27/2024	6,580
Scp 3pl Topco, LLC	Common Units	11/27/2024	346
Scp Mechanical Services Holdco, LLC	Class B Units	8/20/2025	91,350
Scp Mechanical Services Holdco, LLC	Common Units	8/20/2025	4,808
Solid Ground Solutions Investment LLC	Class A Units	5/6/2024 - 9/5/2025	171,827
Tgnl Topco LP	Common Units	6/25/2025	5,525
Tiger Healthcare Holdings, LLC	Class A Interest	2/27/2024	125,000
Trutemp Holdings LLC	Class A Interest	8/26/2025	206,612
Usw Holdings, LLC	Class A-1 Units	11/3/2022 - 1/14/2025	718,048
VIP Medical Holdings, LLC	Class A Units	12/12/2022	10
VIP Medical Holdings, LLC	Series A Preferred Units	12/12/2022 - 12/29/2025	455,593
Warshaw Holdings, LLC	Common Units	3/27/2025	8,432
Warshaw Holdings, LLC	Series A Preferred Units	3/27/2025	8,432
Wci-Bxc Investment Holdings LP	Equity Interest	11/6/2023	608,108
(p)
The par value of these investments is stated in Canadian Dollars.
(q)
Security or portion of the security is pledged as collateral for Truist Senior Secured Revolving Credit Facility.

The accompanying notes are an integral part of these consolidated financial statements

Fidelity Private Credit Company LLC

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

The name of the issuer is Fidelity Private Credit Company LLC (f/k/a Fidelity Private Credit Company II LLC) (the “Fund”). The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On July 31, 2026, Fidelity Private Credit Company LLC (prior to the Merger (as defined below), the “Acquired Fund”) merged with and into the Fund, with the Fund continuing as the surviving company, and the Fund changed its name from Fidelity Private Credit Company II LLC to Fidelity Private Credit Company LLC. At the effective time of the merger, each outstanding unit of beneficial interest of the Acquired Fund was converted into the right to receive a number of newly issued units of the Fund equal to an exchange ratio as set forth in the underlying merger agreement (the “Merger” or the “Reorganization”). As a BDC, the Fund intends to elect to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the Reorganization, the Acquired Fund was determined to be the accounting survivor and the Fund as legal survivor. Accordingly, the financial statements reflect the financial position, results of operations, and cash flows, along with the accompanying notes to financial statements of the Acquired Fund through July 31, 2026. Net asset value (“NAV”) per Unit and Class I Common Units (referred to herein as “Common Units” or “Units”) presented in the Consolidated Statements of Assets and Liabilities, and distribution per Unit disclosed in the notes to these consolidated financial statements for the current fiscal period prior to the Reorganization, has been retrospectively adjusted to reflect the Fund's capital structure resulting from the Reorganization.

As a result of the Reorganization, the legal counterparty to certain of the Acquired Fund’s existing agreements has changed to the Fund (other than the Acquired Fund’s investment advisory agreement and administration agreement, each dated May 10, 2023, which terminated automatically at the effective time of the Merger pursuant to the Merger Agreement). The Reorganization did not result in any substantive changes to the terms, economics, or obligations of such agreements, unless otherwise noted. All rights and responsibilities under the agreements remain in effect as originally executed. Accordingly, references in these financial statements to counterparties under existing agreements should be read as referring to the Fund following the Merger, unless otherwise noted. For further information regarding aforementioned agreements and the Reorganization, refer to “Note 4. Expenses and Transactions with Affiliates.” and “Note 10. Reorganization.”

The Fund has entered into an Investment Advisory Agreement with Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”), a Delaware limited liability company. FDS is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and is an affiliate of FMR LLC (“FMR”) and its subsidiaries.

Prior to the Reorganization, the Acquired Fund was a non-diversified, closed-end management investment company. The Acquired Fund was formed on September 16, 2021, as a Delaware limited partnership named Fidelity Direct Lending Fund, LP, and elected, on January 31, 2023, to amend its legal structure to a Delaware limited liability company, adopt a fiscal year end of December 31 and was renamed Fidelity Private Credit Central Fund LLC. On March 11, 2024, the Acquired Fund was renamed Fidelity Private Credit Company LLC. The Acquired Fund entered into an Investment Advisory Agreement with FDS, a Delaware limited liability company. Prior to May 10, 2023, FIAM LLC was the adviser. Prior to January 31, 2023, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), a Delaware limited liability company and a wholly owned subsidiary of FIAM Holdings Corp., was the general partner of the Acquired Fund (“General Partner”).

Effective January 31, 2023, the General Partner and the Limited Partners became unit holders of the Acquired Fund (“Unit Holders”) and the interests in the Limited Partnership were converted into Units of the Acquired Fund. Within these consolidated financial statements and notes to consolidated financial statements, all references to Unit Holder and net assets prior to January 31, 2023 are referring to Partners and Partners’ Capital, respectively. On June 1, 2023, the Acquired Fund elected to be regulated as a BDC, and elected to be treated for U.S. federal income tax purposes, with intent to qualify annually, as a RIC on June 6, 2023.

The Fund’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Fund seeks to achieve its investment objective by investing primarily through directly originated loans to privately owned companies but also with liquid credit investments, like broadly syndicated loans, and other select private credit investments. The Fund generally seeks to invest in loans that carry variable (i.e., “floating”) interest rates. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. Specific investments may include: (a) directly originated first lien loans, senior secured revolving lines of credit, term loans and delayed draw term loans, (b) directly originated second lien, last out senior, secured or unsecured mezzanine term loans and delayed draw term loans, (c) club deals (investments generally comprised of a small group of lenders), and broadly syndicated leveraged loans (investments generally arranged or underwritten by investment banks or other intermediaries), and (d) other debt (collectively referred to as “Private Credit”). The Adviser may also invest to a lesser degree in equity linked instruments (may include debt with warrants, preferred equity investments, or equity co-investments). The Adviser and/or its affiliates may lead and structure the transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders that invest in the same tranches), or may participate as a non-agent investor in a large club or syndicated transactions. In order to provide liquidity for unit repurchases, the Fund intends to maintain an allocation to syndicated loans and other liquid investments.

The Fund will invest at least 70% of its total assets in investments that meet regulatory requirements of the BDC structure, which will generally include investments in companies that are private and may be backed by a sponsor but may also include investments in small capitalization public companies or companies that are non-sponsors. The Fund invests in loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and public U.S. operating companies having a market capitalization of less than $250 million. The Fund may also invest to a lesser degree in non-U.S. companies.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these consolidated financial statements have been prepared in that currency. These consolidated financial statements reflect all adjustments considered necessary for the fair presentation of consolidated financial statements for the period presented. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Fund’s consolidated financial position or the consolidated results of operations as previously reported. The Fund operates as a single operating segment. The Fund’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Adviser’s Direct Lending Investment Committee supported by other individuals responsible for oversight functions of the Fund, using the information presented on the financial statements and financial highlights.

Consolidation

The Fund will generally consolidate any wholly-owned, or substantially wholly-owned, subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, the Fund consolidated the financial position and results of its wholly-owned subsidiaries on its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Fund is an investment company, portfolio investments held by the Fund are not consolidated into the consolidated financial statements. The portfolio investments held by the Fund (including investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Income Taxes

Effective June 6, 2023, the Acquired Fund elected to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting June 6, 2023 and ended December 31, 2023 and qualified annually thereafter.

The Fund was formerly classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded on the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders. The Fund intends to elect to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting July 24, 2026 and ending December 31, 2026 and intends to qualify annually thereafter. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unit Holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected on the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in provision for income and excise taxes on the consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of September 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.1 million and $0.7 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.02 million and benefit of approximately $0.2 million, respectively, which was comprised of a provision for taxes of a nominal amount and approximately $0.1 million, respectively, related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.02 million and benefit for deferred tax expense related to unrealized losses on investments of approximately $0.3 million, respectively. For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million and $0.4 million respectively, which was comprised of a nominal provision for taxes and a provision for taxes of approximately $0.1 million, for each period respectively, related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.2 million for each period presented. The Fund did not incur an excise tax for the three and nine months ended September 30, 2026 and 2025.

The Fund files a U.S. federal income tax return, in addition to state and local tax returns as required. The Fund’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its Unit Holders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Fund will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years on which the Fund paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Deferred Financing Costs

The Fund records costs related to issuance of revolving credit facilities as deferred financing costs on the consolidated statements of assets and liabilities. These costs are deferred and amortized using the straight-line method through interest expense on the consolidated statements of operations over the life of the related credit facility.

Investment Valuation

The Fund values its investments, upon which its NAV is based, in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5 of the 1940 Act, the Fund’s Board of Directors (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Fund’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of the Fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, which have been approved by the Board, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. During the period, the Fund adopted Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, as described below under New Accounting Pronouncement. The adoption of this guidance resulted in a change to the Fund’s fair value measurement methodology for equity securities subject to contractual sale restrictions. Prior to adoption, the Fund valued these restricted securities based on their unadjusted market quotations. In accordance with the new guidance, the Fund now applies a discount for lack of marketability to the market quotations to reflect the impact of the contractual sale restrictions.

Investments that are not publicly traded or whose current market prices or quotations are not readily available are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Fund’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fund has engaged an independent valuation firm to prepare month-end valuation recommendations for investments for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Fund’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Fund investments, at any time.

Investment Transactions

For financial reporting purposes, the Fund’s investment holdings include trades executed through the end of the last business day of the period. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method and is recorded within net realized gain (loss) on investments on the consolidated statements of operations.

Interest Income

Interest income, including paid-in-kind interest, is accrued as earned. Interest income includes coupon interest and amortization of premium and accretion of discount on debt securities. Commitment fees, loan origination fees, original issue discount (“OID”) and market discount or premium are capitalized into the cost of the investment to which it applies and amortized or accreted into interest income. For the Fund’s investments in revolving credit facilities and delayed draw term loans, the cost basis of the investment is adjusted for any market discount or OID on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. Upon prepayment of a loan or debt instrument, any prepayment premium and any unamortized discount or premium are recognized through interest income.

Dividend Income

Dividend income earned on the Fund’s equity and mutual fund investments is recorded on an accrual basis to the extent that such amounts are payable and are expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for mutual funds.

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount (if debt) or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income and capitalized to the cost basis of the related instrument.

Fee Income

The Fund earns certain fees in connection with its direct lending underwriting activities. These fees are in addition to interest payments earned and may include amendment fees, consent fees and syndication fees and are recorded as other income when earned. Administrative agent fees received by the Fund are recorded as other income when received.

Non-Accrual Policy

Debt investments may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures. A debt obligation is removed from non-accrual status when the issuer resumes interest payments or when collectability of interest is reasonably assured. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income. For further information regarding the non-accrual status of investments, refer to “Note 5. Investments.”

Cash

Cash represents deposits maintained with the Fund’s custodian bank. Foreign cash are deposits with the custodian or sub-custodian that are maintained in a currency other than USD. At times, deposits may be in excess of federally insured limits. The Fund has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

Expenses

Expenses are recorded on the accrual basis. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.

Foreign Currency

Foreign-denominated assets, including investment securities, and liabilities are translated into USD at the exchange rate at period end. Purchases and sales of securities, income and dividends received and expenses denominated in foreign currencies are translated into USD at the exchange rate in effect on the transaction date.

Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

New Accounting Pronouncement

In September 2026, the FASB issued Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). The amendments in ASU 2026-03 provide an exception to Topic 820 requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. The amendments also require that investment companies within the scope of Topic 946 disclose the amount of the discount attributable to the contractual sale restriction. The amendments in ASU 2026-03 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with an early adoption permitted. The Fund elected to early adopt ASU 2026-03 effective as of the current reporting period. Adoption of ASU 2026-03 did not have a material impact on the Fund’s consolidated financial statements.

Note 3. Unit Holder Transactions

The Fund has the authority to issue an unlimited number of units. Units have no par value. The following table summarizes unit transaction activity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
	Units		Units	Units		Units
Units issued - contributions during the period	100,000	⁽²⁾	—	100,000	⁽²⁾	5,152,230
Adjustment of Units to reflect the Merger exchange ratio	(8,969,550)	⁽¹⁾	—	(8,969,550)	⁽¹⁾	—
Units repurchased	(562,000)		(2,270,785)	(562,000)		(4,223,074)
Distributions reinvested	1,259,994		1,390,086	3,568,832		3,633,043
Net increase (decrease)	(8,171,556)		(880,699)	(5,862,718)		4,562,199
(1)
For the three and nine months ended September 30, 2026, net of 78,562,994 Units issued of the Fund and 87,532,544 Units retired of the Acquired Fund related to the Merger. For further details refer to “Note 1. Organization.” and “Note 10. Reorganization.”
(2)
Represents Units of the legal survivor related to the Merger.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	September 30, 2026
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$802,510,000	$112,549,966	14.0%
Total	$802,510,000	$112,549,966	14.0%

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

There were no Units issued related to capital drawdowns during the nine months ended September 30, 2026. The following tables summarize the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2025:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

The following tables summarize distributions declared for the nine months ended September 30, 2026 and 2025:

Month	Distribution per Unit	Gross Distributions	Reinvestment of Distributions
January 2026	$—	$—	$—
February 2026	0.10	7,418,845	4,071,940
March 2026	0.10	7,626,759	4,203,790
April 2026	0.08	6,389,323	3,536,848
May 2026	0.11	8,557,193	4,753,892
June 2026	0.11	8,780,608	4,901,242
July 2026	0.10	15,110,155	8,492,413
August 2026	0.08	6,214,377	3,512,916
September 2026	0.12	9,085,486	—
	$0.80	$69,182,746	$33,473,041

Month	Distribution per Unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
	$0.83	$68,071,913	$34,775,775

The Private Offering

Pursuant to subscription agreements, investors make commitments to purchase Units of the Fund (“Capital Commitments”). The subscription agreements provide that investors are required to fund drawdowns on Capital Commitments each time the Fund delivers a drawdown notice. In connection with each drawdown, investors will receive a number of Units corresponding to the drawdown, with such Units issued at a per-share price that will be determined prior to the issuance of such Units and in accordance with the 1940 Act, subject to a determination by the Board (including any committee thereof) or the officers of the Fund that such offer price is not below the Fund’s then current NAV per Unit of the Fund as required pursuant to the 1940 Act. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 business days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

Prior to the Reorganization, effective March 11, 2024, the Board approved the Fund entering into the First Amended and Restated Limited Liability Company Agreement which made eligible to invest any “accredited investor” (as enumerated in Rule 502 under Regulation D of the Securities Act of 1933) (the “Securities Act”) who has committed to a strategic relationship with Fidelity. In addition, the Board approved the Fund entering into a Placement Agent Agreement with Fidelity Distributors Company LLC, with respect to the private placement of its Units as described in “Note 4. Expenses and Transactions with Affiliates.” Effective March 19, 2025, the Fund entered into the Second Amended and Restated Limited Liability Company Agreement to reflect the Adviser’s authority to forgive the Unit Holder’s unfunded Capital Commitments, in whole or in part, for the Fund.

On April 1, 2025, the Acquired Fund released unfunded Capital Commitments from a Unit Holder of $12.3 million.

The Fund’s Amended and Restated Limited Liability Company Agreement, dated as of March 18, 2026, continued as the limited liability company agreement of the Fund as the surviving company in the Merger, with the Fund’s name changed to Fidelity Private Credit Company LLC, and was further amended on July 31, 2026. As a result, the Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however, the Fund may draw down additional Capital Commitments as necessary in its sole discretion.

Distribution Reinvestment Plan

The Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if the Fund declares a cash dividend or other distribution, Unit Holders will have their cash dividends or distributions automatically reinvested in additional Units, rather than receiving cash, unless they “opt out.” Unit Holders who make an affirmative election to “opt out” will receive their dividend or other distributions in cash. Units issued pursuant to the DRIP will not reduce a Unit Holder’s Capital Commitments to the Fund. The Fund may terminate the DRIP upon notice in writing to each participant at least 30 days prior to any record date for the payment of any distribution by the Fund.

Repurchase Program

Subject to market conditions and the approval of the Board, the Fund has initiated a repurchase program (“Repurchase Program”) pursuant to which it will repurchase Units on a quarterly basis pursuant to written tenders by Unit Holders. The Fund currently expects to make tender offers of up to 10% per year. With respect to any such repurchase offer, Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder or other person holding Units acquired from a Unit Holder has the right to require the Fund to repurchase any Units.

There is no minimum portion of a Unit Holder’s Units which must be repurchased in any repurchase offer. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion. In determining whether the Fund should offer to repurchase Units, the Fund will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Fund will consider the following factors, among others:

•
whether any Unit Holders have requested to tender or expressed an interest in tendering Units to the Fund;
•
the liquidity of the Fund’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);
•
the investment plans and working capital and reserve requirements of the Fund;
•
the relative economies of scale of the tenders with respect to the size of the Fund;
•
the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;
•
any anticipated tax consequences to the Fund of any proposed repurchases of Units; and
•
the recommendations of the Adviser.

The Fund will repurchase Units from Unit Holders pursuant to written tenders on terms and conditions that the Adviser determines are fair to the Fund and to all Unit Holders. Notice will be provided to Unit Holders describing the terms of the offer, containing information Unit Holders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate.

Units that have not been outstanding for at least two years will be repurchased at 98% of such net asset value (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived at the Fund’s discretion. The Fund does not impose any charges in connection with repurchases of Units.

If a repurchase offer is oversubscribed by Unit Holders who tender Units, the Fund will repurchase a pro rata portion by value of the Units tendered by each Unit Holder, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law. The Fund also has the right to repurchase all of a Unit Holder’s Units at any time if the aggregate value of such Unit Holder’s Units is, at the time of such compulsory repurchase, less than the minimum initial investment applicable for the Fund.

The following tables summarize the Unit repurchases completed during nine months ended September 30, 2026 and 2025:

Repurchase deadline request	Percentage of Outstanding Units the Fund Offered to Repurchase	Average Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
September 28, 2026	2.50%	$10.26	September 30, 2026	$5,768,312	562,000	0.71% ⁽¹⁾
(1)
Percentage is based on total Outstanding Units as of the date on which the Tender Offer was first published. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

Repurchase deadline request	Percentage of Outstanding Units the Fund Offered to Repurchase	Average Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	$9.47	September 30, 2025	$21,512,513	2,270,785	2.72% ⁽²⁾
(1)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).
(2)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1). In accordance with rules promulgated by the U.S. Securities and Exchange Commission, the Fund determined to accept for purchase Units in excess of the Tender Cap of 2.5% of the Fund’s outstanding Units by up to, but not more than, 2.0% of the outstanding Units without amending or extending the Offer.

Note 4. Expenses and Transactions with Affiliates

Investment Advisory Agreement

Prior to the Reorganization, the Acquired Fund operated under an Investment Advisory Agreement with FDS, dated May 10, 2023 (the “Prior Advisory Agreement”), pursuant to which FDS provided investment advisory services to the Acquired Fund. As compensation for such services, the Acquired Fund paid an advisory fee (the “Management Fee”) monthly in arrears at an annual rate of 1.25% of the Acquired Fund’s average daily net assets throughout the month.

The Reorganization did not result in a change to the nature or scope of the investment advisory and management services provided by FDS. The Prior Advisory Agreement terminated automatically at the effective time of the Merger pursuant to the Merger Agreement. The Fund is party to its own Investment Advisory Agreement with FDS, effective March 18, 2026 (the “Advisory Agreement”), under which FDS provides investment advisory and management services to the Fund. Under the Advisory Agreement, which has governed the Management Fee since the Merger, the Management Fee is calculated based on the Fund’s net assets as of the beginning of the first business day of each month, rather than on average daily net assets throughout the month as under the Prior Advisory Agreement, at the same annual rate of 1.25%, payable monthly in arrears.

For the three and nine months ended September 30, 2026, management fees were approximately $2.5 million and $7.5 million, respectively. For the three and nine months ended September 30, 2025, management fees were approximately $2.5 million and $7.4 million, respectively. As of September 30, 2026 and December 31, 2025, approximately $0.8 million, as of each period presented, was payable to the Adviser for management fees in management fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

Prior to the Reorganization, the Acquired Fund operated under an Administration Agreement with FDS, dated May 10, 2023 (the “Prior Administration Agreement”). As compensation for the services of and expenses borne by FDS in its capacity as the Acquired Fund’s Administrator, the Acquired Fund paid an administration fee to FDS monthly in arrears at an annual rate of 0.25% of the average daily net assets throughout the month.

The Reorganization did not result in a change to the nature or scope of the administrative services provided by FDS. The Prior Administration Agreement terminated automatically at the effective time of the Merger pursuant to the Merger Agreement. The Fund is party to its own Administration Agreement with FDS, effective March 18, 2026 (the “Administration Agreement”). Under the Administration Agreement, FDS continues to provide, or oversee the performance of, administrative and compliance services necessary for the Fund’s operations, including maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to Unit Holders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. Under the Administration Agreement, which has governed administrative services since the Merger, the annual administration fee rate is unchanged at 0.25%; however, the fee under the Administration Agreement is now calculated based on the Fund’s month-end net asset value rather than average daily net assets throughout the month as under the Prior Administration Agreement, and is payable monthly in arrears.

From time to time, FDS or its affiliates may pay third-party providers of goods or services. The Fund will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our Unit Holders, subject to the cap on organization and offering expenses.

Costs and expenses of FDS in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

For the three and nine months ended September 30, 2026, the Fund incurred approximately $0.5 million and $1.5 million, respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund incurred approximately $0.5 million and $1.5 million respectively, in expenses under the Administration Agreement, which were recorded as administration fees on the consolidated statements of operations.

Transfer Agent Agreement

Prior to the Reorganization, the Acquired Fund operated under a transfer agent agreement, effective April 1, 2024, with Fidelity Investments Institutional Operations Company LLC (“FIIOC”), an affiliate of the Adviser, pursuant to which FIIOC served as the Acquired Fund’s transfer agent, distribution paying agent and registrar and received an asset-based fee with respect to Units.

The Reorganization did not result in a change to the nature or scope of the transfer agency services provided by FIIOC. In connection with the Reorganization, the Fund became a party to the transfer agent agreement effective March 18, 2026. Under the agreement, FIIOC continues to serve as the Fund’s transfer agent, distribution paying agent and registrar. The Fund pays a fee for transfer agent services equal to 0.00833% (0.10% on an annualized basis) of the Fund’s net assets as of the end of the last business day of each month. Such fees are payable monthly in arrears.

For the three and nine months ended September 30, 2026, the Fund recorded approximately $0.2 million and $0.6 million, respectively, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Fund recorded approximately $0.2 million and $0.6 million, respectively, in transfer agent fees, which are included in other general and administrative expenses on the consolidated statements of operations.

Expense Limitation Agreement

Prior to the Reorganization, effective January 1, 2025, which automatically renewed on January 1, 2026, the Acquired Fund operated under an expense limitation agreement with the Adviser pursuant to which the Adviser agreed to reimburse certain Fund expenses in excess of specified limits. The Reorganization did not result in a substantive change to the expense limitation arrangements between the Fund and the Adviser. In connection with the Reorganization, the Fund became a party to the expense limitation agreement (the “Expense Limitation Agreement”) effective March 18, 2026, and in continuation under this agreement, the Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to Unit Holders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s Unit Holders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto.

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the Fund’s right to receive an Expense Payment shall be an asset of the Fund on the last calendar day of the applicable month. Any Expense Payment shall be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

In consideration of the Adviser’s agreement to make Expense Payments at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation.

The Expense Limitation Agreement will continue in force until November 30, 2026 (the “Initial Term”) and shall renew automatically for successive one-year terms after the Initial Term. The Adviser may not terminate this Expense Limitation Agreement before a term’s expiration date without the approval of the Fund’s Board. This Expense Limitation Agreement may be terminated without the payment of any penalty, by the Fund’s Board at any time.

In addition, the Adviser has contractually agreed to reimburse the Fund to the extent that total expenses as a percentage of its average net assets, including management fee and Other Operating Expenses exceed 0.00% (the “Expense Cap”) with respect to such expenses incurred prior to the effective date of the Reorganization. The Expense Cap excludes interest and other expenses with respect to borrowings by the Fund, certain taxes, such non-recurring and/or extraordinary expenses, if any, as well as non-operating expenses such as Rule 12b-1 fees, if any.

In consideration of the Adviser’s agreement to make Expense Payments, at any time during a fiscal year and, to the extent that expenses fall below the Expense Limitation, the Adviser reserves the right to recoup through the end of the fiscal year any expenses that were reimbursed during the fiscal year up to, but not in excess of, the Expense Limitation (an “Adviser Reimbursement”). For the three and nine months ended September 30, 2026, and 2025, there was no recoupment of reimbursed expenses by the Adviser.

For the three and nine months ended September 30, 2026, approximately $0.1 million and $0.8 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations. For the three and nine months ended September 30, 2025, approximately $0.3 million and $0.7 million, respectively, was recognized and recorded in expense support on the consolidated statements of operations.

Administrative Agent Expense Allocation Agreement

Fidelity Direct Lending LLC (“FDL”), an affiliate of the Fund, acted as administrative agent for certain of the Acquired Fund’s loan investments prior to the Reorganization. The Reorganization did not result in any change to the administrative agent, the services provided by FDL, or the economic terms of the arrangement. FDL continues to act as administrative agent for the Fund in connection with the Fund’s loan investments. As an administrative agent, FDL is responsible for performing loan administrative services on behalf of borrowers and lenders and is entitled to fees for those services. FDL does not retain fees from portfolio companies for providing services with respect to loans in which the Fund has invested. Pursuant to the Amended and Restated Administrative Agent Expense Allocation Agreement (the “Agent Allocation Agreement”), all fees earned and expenses incurred by FDL are transferred pro rata to the Fund and other affiliated funds based on the amounts the funds invested or committed, provided that those expenses shall not exceed the fees received by the Fund by FDL. Any income received or expense incurred is included in other income or other general and administrative expenses, respectively, on the consolidated statements of operations.

Affiliated Investments

The table below presents the Fund’s affiliated investments as of September 30, 2026:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains (Losses)	Fair Value as of September 30, 2026	Dividend and Interest Income
Non-controlled/ Affiliate Investments
STG Parent Topco, LLC	$—	$25,985,516	$—	$782,353	$—	$26,767,869	$—
STG Topco LLC	—	6,505,131	—	320,532	—	6,825,663	166,170
Total	$—	$32,490,647	$—	$1,102,885	$—	$33,593,532	$166,170

There were no affiliated holdings as of December 31, 2025.

Affiliated Unit Holder Investments

FIAMIFM, the former general partner of the Acquired Fund, owned 1,644 Units and 1,699 Units of net assets as of September 30, 2026 and December 31, 2025, respectively.

The following investment companies managed by an affiliate were each owners of record of 10% or more of the total net assets:

Affiliated Investment Company	September 30, 2026 % Net Assets	December 31, 2025 % Net Assets
Fidelity Capital and Income Fund	44%	45%
Fidelity Advisor Floating Rate High Income Fund	17%	16%

Affiliates, in aggregate, were owners of record of 100% of the Units as of each period presented.

Placement Agent Agreement

Prior to the Reorganization, the Acquired Fund operated under a placement agent agreement with Fidelity Distributors Company LLC (“FDC”), an affiliate of the Adviser, pursuant to which FDC acted as placement agent in connection with the Fund's private placement offering of Units.

The Reorganization did not result in any change to the placement agent, the services provided by FDC, or the economic terms of the arrangement. FDC continues to act as placement agent for the Fund in connection with the private placement offering of Units.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC that permits the Fund, among other things, to co-invest with certain other persons in negotiated transactions, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to the Fund and the other affiliated funds that target similar assets in accordance with the Adviser’s allocation policies and procedures. If the Adviser determines that such investment is not appropriate for the Fund, the investment will not be allocated to the Fund.

Note 5. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,636,113,455	$1,622,205,478	96.3%	$1,639,776,304	$1,600,336,929	97.6%
Unsecured Debt	649,750	645,875	0.0%	128,340	103,631	0.0%
Equity	46,918,913	51,324,963	3.0%	18,862,283	20,153,337	1.2%
Mutual Funds	12,597,484	12,597,484	0.7%	19,087,624	19,087,624	1.2%
Total Investments	$1,696,279,602	$1,686,773,800	100.0%	$1,677,854,551	$1,639,681,521	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Health Care Services	23.9%	22.5%
Application Software	9.6%	11.5%
Diversified Support Services	7.9%	8.9%
Paper & Plastic Packaging Products & Materials	6.1%	5.9%
Trading Companies & Distributors	4.7%	4.4%
Industrial Machinery & Supplies & Components	4.1%	3.9%
Specialized Consumer Services	4.0%	6.7%
Packaged Foods & Meats	3.8%	3.6%
Air Freight & Logistics	3.3%	5.0%
Soft Drinks & Non-alcoholic Beverages	3.3%	3.4%
Health Care Technology	3.2%	2.0%
Life Sciences Tools & Services	3.0%	2.8%
Automotive Parts & Equipment	3.0%	1.4%
Aerospace & Defense	2.7%	1.3%
Diversified Financial Services	2.2%	0.9%
Data Processing & Outsourced Services	2.0%	2.1%
Electrical Components & Equipment	1.9%	0.5%
Health Care Facilities	1.8%	2.0%
Electronic Components	1.7%	1.6%
Environmental & Facilities Services	1.0%	0.8%
Research & Consulting Services	1.0%	1.0%
IT Consulting & Other Services	0.9%	1.0%
Education Services	0.9%	0.0%
Advertising	0.8%	0.2%
Mutual Funds	0.7%	1.2%
Automotive Retail	0.5%	0.0%
Technology Hardware, Storage & Peripherals	0.4%	0.0%
Insurance Brokers	0.4%	0.3%
Health Care Supplies	0.3%	0.2%
Building Products	0.3%	0.1%
Office Services & Supplies	0.3%	0.4%
Food Distributors	0.2%	0.0%
Specialty Chemicals	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Pharmaceuticals	0.0%	3.0%
Electronic Manufacturing Services	0.0%	1.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,651,642,486	97.9%	205.4%	$1,608,084,129	98.1%	205.5%
Australia	30,407,948	1.8%	3.8%	31,078,536	1.9%	4.0%
Canada	4,723,366	0.3%	0.6%	518,856	0.0%	0.1%
Total	$1,686,773,800	100.0%	209.8%	$1,639,681,521	100.0%	209.6%

As of September 30, 2026 and December 31, 2025, on a fair value basis, 99.9% and 100.0% of debt investments bore interest at a floating rate, respectively, and 0.1% and 0.0% of debt investments bore interest at a fixed rate, respectively. As of September 30, 2026 and December 31, 2025, there were no investments or private credit borrowers on non-accrual status.

Note 6. Fair Value Measurements

The Fund categorizes the inputs to valuation techniques used to value its investments into a disclosure hierarchy consisting of three levels as shown below:

Level 1 — unadjusted quoted prices in active markets for identical investments

Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)

Level 3 — unobservable inputs (including the Fund’s own assumptions based on the best information available)

The following is a summary of the inputs used, as of September 30, 2026 and December 31, 2025, involving the Fund’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,622,205,478	$1,622,205,478
Unsecured Debt	—	—	645,875	645,875
Equity	—	—	51,324,963	51,324,963
Mutual Funds	12,597,484	—	—	12,597,484
Total Investments	$12,597,484	$—	$1,674,176,316	$1,686,773,800

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,600,336,929	$1,600,336,929
Unsecured Debt	—	—	103,631	103,631
Equity	—	—	20,153,337	20,153,337
Mutual Funds	19,087,624	—	—	19,087,624
Total Investments	$19,087,624	$—	$1,620,593,897	$1,639,681,521

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	First Lien Debt		Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,600,336,929		$103,631	$20,153,337	$1,620,593,897
Purchases of investments	279,649,476	⁽¹⁾	648,731	28,026,009	308,324,216
Proceeds from principal repayments and sales of investments	(256,568,256)		(128,339)	—	(256,696,595)
Accretion of discount/ amortization of premium	7,788,942		1,018	—	7,789,960
Net realized gain (loss)	(34,533,011)		—	30,621	(34,502,390)
Net change in unrealized appreciation (depreciation)	25,531,398		20,834	3,114,996	28,667,228
Fair value, end of period	$1,622,205,478		$645,875	$51,324,963	$1,674,176,316
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026	$(8,870,796)		$(3,875)	$3,114,994	$(5,759,677)
(1)
Amount includes the value of security transferred in-kind as part of the Merger.

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$1,525,175,632	$37,433,922	$—	$18,047,546	$1,580,657,100
Purchases of investments	308,647,320	—	85,560	2,542,700	311,275,580
Proceeds from principal repayments and sales of investments	(321,710,829)	(9,718,142)	—	(3,524,900)	(334,953,871)
Accretion of discount/ amortization of premium	7,422,080	3,254	—	—	7,425,334
Net realized gain (loss)	715,298	—	—	2,024,900	2,740,198
Transfers into Level 3	27,433,922	—	—	—	27,433,922
Transfers out of Level 3	—	(27,433,922)	—	—	(27,433,922)
Net change in unrealized appreciation (depreciation)	(30,520,833)	(285,112)	(85,560)	1,333,601	(29,557,904)
Fair value, end of period	$1,517,162,590	$—	$—	$20,423,847	$1,537,586,437
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$(27,862,190)	$—	$(85,560)	$865,598	$(27,082,152)

The information used in the above reconciliation represents period to date activity for any investments identified as using Level 3 inputs at either the beginning or the end of the current fiscal period. Transfers into Level 3 were attributable to a lack of observable market data resulting from decreases in market activity, decreases in liquidity, security restructurings or corporate actions. Transfers out of Level 3 were attributable to observable market data becoming available for those securities. Transfers in or out of Level 3 represent the beginning value of any security or instrument where a change in the pricing level occurred from the beginning to the end of the period. Cost of purchases and proceeds of sales may include securities received and/or delivered through in-kind transactions, corporate actions or exchanges. Realized and unrealized gains (losses) disclosed in the reconciliation are included in net gain (loss) on the Fund’s consolidated statements of operations.

The following provides information on Level 3 securities held by the Fund that were valued as of September 30, 2026 and December 31, 2025 based on unobservable inputs:

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,622,205,478	Market approach	Transaction price	$98.50	$100.00	$98.71	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	0.6	0.4	Increase
		Discounted cash flow	Yield	9.2%	24.5%	11.4%	Decrease
Unsecured Debt	645,875	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.3	1.3	1.3	Increase
		Discounted cash flow	Yield	16.5%	16.5%	16.5%	Decrease
Equity	51,324,963	Market approach	Transaction price	$999.99	$999.99	$999.99	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.4	1.3	0.4	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	7.0	17.0	10.8	Increase
		Book Value	Book value multiple	1.0	1.0	1.0	Increase
		Book Value	Discount rate	4.9%	4.9%	4.9%	Decrease
Total	$1,674,176,316

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average	Impact to Valuation from an Increase in Input*
First Lien Debt	$1,600,336,929	Market approach	Transaction price	$99.00	$99.50	$99.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	0.3	1.2	1.1	Increase
		Discounted cash flow	Yield	7.9%	19.5%	10.1%	Decrease
Unsecured Debt	103,631	Market comparable	Enterprise value/Revenue multiple (EV/R)	1.2	1.2	1.2	Increase
Equity	20,153,337	Market approach	Transaction price	$—	$1,000.00	$1,000.00	Increase
		Market approach	Discount rate	40.0%	40.0%	40.0%	Decrease
		Market approach	Net Asset Value	$1,223.00	$1,223.00	$1,223.00	Increase
		Market comparable	Enterprise value/Revenue multiple (EV/R)	1.2	1.2	1.2	Increase
		Market comparable	Enterprise value/EBITDA multiple (EV/EBITDA)	5.3	17.5	11.0	Increase
Total	$1,620,593,897

* Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding input as of period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at period end.

Changes in valuation techniques may result in transfers in or out of an assigned level within the disclosure hierarchy.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Fund’s debt, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, approximates fair value.

Note 7. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

Commitments

In the normal course of business, the Fund may become party to financial instruments with off-balance sheet risk to fund investments that have unfunded commitments associated with such instruments. These financial instruments may include commitments to extend credit on the unused portions of the Fund’s commitments pursuant to the terms of certain of the Fund’s investments in revolving credit facilities, letters of credit, delayed draw and other loan financing agreements in connection with the Fund’s investments in direct lending instruments. The unfunded commitments are carried at fair value with the unrealized appreciation or depreciation on the unfunded portion being included in fair value for each such position disclosed on the schedules of investments, and changes in those fair values are recorded in the net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

The following table details the unfunded loan commitments as of September 30, 2026:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	$1,840,527
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	5,185,142
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	846,299
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,707,456
Aeron Buyer, LLC	Revolving Credit Facility	1/2/2032	1,944,444
Aeron Buyer, LLC	Delayed Draw Term Loan	1/2/2032	5,555,556
Align Enta Mso Holdings, LLC	Revolving Credit Facility	3/25/2032	816,855
Align Enta Mso Holdings, LLC	Delayed Draw Term Loan	3/25/2032	2,580,140
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,130,137
Andretti Buyer, LLC	Delayed Draw Term Loan	1/30/2033	892,857
Andretti Buyer, LLC	Revolving Credit Facility	1/30/2033	892,857
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Automotive Keys Group LLC	Revolving Credit Facility	6/1/2028	2,616,461
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	292,560
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	965,147
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	2,322,581
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	101,961
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	4,500,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	135,593
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	1,520,270
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,531,974
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	2,396,587
Cytracom LLC	Revolving Credit Facility	7/1/2029	561,798
Cytracom LLC	Delayed Draw Term Loan	7/1/2029	2,078,008
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	144,231
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	475,962
Double E Company, LLC	Revolving Credit Facility	6/21/2028	176,211
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	60,833
Dragonfly Pond Works	Revolving Credit Facility	8/16/2031	1,068,969
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2031	3,706,967
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	103,926
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	3,160,000
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,030,422

As of September 30, 2026 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	$1,205,357
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	1,802,998
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	601,159
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	1,159,200
Fmi Industries, Inc.	Revolving Credit Facility	1/13/2031	1,463,889
Fmi Industries, Inc.	Delayed Draw Term Loan	1/13/2031	4,305,556
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,208,114
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	2,382,880
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,237,452
Infusion Services Management LLC	Revolving Credit Facility	7/6/2029	2,645,972
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
Kinetic Engines Systems Inc	Revolving Credit Facility	5/3/2028	1,871,139
Kinetic Infrastructure Group, Inc.	Delayed Draw Term Loan	3/13/2030	1,913,265
Kinetic Infrastructure Group, Inc.	Revolving Credit Facility	3/13/2030	1,913,265
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	1,620,368
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	1,340,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	620,000
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	147,541
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	790,550
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,806,072
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	1,442,308
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,894,660
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	295,950
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/20/2029	230,122
National Power, LLC	Revolving Credit Facility	10/20/2029	373,575
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	787,380
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	1,912,941
Nitrofill, LLC	Revolving Credit Facility	8/14/2029	1,304,177
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Orchard Park Bidco, Inc.	Revolving Credit Facility	4/21/2033	1,544,598
Orchard Park Bidco, Inc.	Delayed Draw Term Loan	4/21/2033	2,126,929

As of September 30, 2026 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Pcp Metis Bidco, Inc.	Revolving Credit Facility	7/1/2033	$3,903,160
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	718,185
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,787,973
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	2,663,031
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	3,161,949
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,809,577
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	684,211
Precision I Buyer, LLC	Revolving Credit Facility	3/12/2032	714,286
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Principal Lighting Group, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Professional Education Holdco, LLC	Revolving Credit Facility	2/26/2032	1,421,663
Professional Education Holdco, LLC	Delayed Draw Term Loan	2/26/2032	2,256,890
Prospect Mold & Die Company	Revolving Credit Facility	3/30/2032	1,222,800
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	3,825,000
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	936,652
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,472,391
Repairify, Inc.	Revolving Credit Facility	7/2/2031	655,036
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	833,333
Routeware Inc	Delayed Draw Term Loan	9/18/2031	3,167,045
Routeware, Inc	Revolving Credit Facility	9/18/2031	1,022,727
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	1,295,694
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	8,064,800
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	15,463,636
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,442,308
Scp Personalized Medicine Management, LLC	Revolving Credit Facility	8/14/2032	843,271
Scp Personalized Medicine Management, LLC	Delayed Draw Term Loan	8/14/2032	2,712,218
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	2,054,348
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	5,245,161
Soteria Flexibles Corporation	Delayed Draw Term Loan	8/15/2029	127,660
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	5,279,745
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	98,132
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	132,525
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000

As of September 30, 2026 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	$1,648,352
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	5,330,579
Tsss Purchaser LLC	Delayed Draw Term Loan	7/1/2032	1,709,563
Tsss Purchaser LLC	Revolving Credit Facility	7/1/2032	1,969,801
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	2,500,000
Vp Deliver Parent, Inc	Delayed Draw Term Loan	2/17/2031	604,870
Vp Deliver Parent, Inc	Revolving Credit Facility	2/17/2031	648,075
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	5,988,807
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	868,212
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	3,299,206
Total Unfunded Commitments			$253,622,750

The following table details the unfunded loan commitments as of December 31, 2025:

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Ab Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	$2,353,804
Ab Centers Acquisition Corporation	Revolving Credit Facility	7/2/2031	1,840,527
ACP Avenu Midco LLC	Revolving Credit Facility	10/2/2029	6,673,945
ACP Avenu Midco LLC	Delayed Draw Term Loan	10/2/2029	394,945
ACP Falcon Buyer Inc	Revolving Credit Facility	8/1/2029	6,500,000
ACP Packaging IntermediateCo, LLC	Revolving Credit Facility	10/22/2031	3,626,997
Aep Passion Intermediate Holdings, Inc.	Revolving Credit Facility	10/5/2027	1,152,223
Alcami Corporation	Revolving Credit Facility	12/21/2028	5,782,192
All-Lift Systems, LLC	Revolving Credit Facility	9/19/2028	1,746,575
Atlas AU Bidco Pty Ltd / Atlas US Finco, Inc.	Revolving Credit Facility	12/9/2028	4,338,106
Bebright Mso, LLC	Revolving Credit Facility	6/3/2030	2,015,197
Bebright Mso, LLC	Delayed Draw Term Loan	6/3/2030	826,446
Behavioral Framework LLC	Revolving Credit Facility	11/20/2031	1,608,579
Behavioral Framework LLC	Delayed Draw Term Loan	11/20/2031	292,560
Belt Power Holdings LLC	Revolving Credit Facility	8/22/2028	3,418,803
Benefit Plan Administrators of Eau Claire, LLC	Delayed Draw Term Loan	11/1/2030	4,032,258
Benefit Plan Administrators of Eau Claire, LLC	Revolving Credit Facility	11/1/2030	1,209,677
BPCP Craftsman Buyer, LLC	Delayed Draw Term Loan	4/9/2030	470,588
BPCP Craftsman Buyer, LLC	Revolving Credit Facility	4/9/2030	156,863
Bron Buyer, LLC	Revolving Credit Facility	1/13/2029	4,250,000
C2dx, Inc	Revolving Credit Facility	3/19/2030	101,695
C2dx, Inc	Delayed Draw Term Loan	3/19/2030	3,390
Cadence - Southwick, Inc.	Revolving Credit Facility	5/3/2028	2,151,809
Cait Intermediate, LLC	Revolving Credit Facility	10/8/2030	1,520,270
CCI Prime, LLC	Revolving Credit Facility	10/18/2029	1,050,000
Currier Plastics Acquisition, LLC	Delayed Draw Term Loan	9/19/2031	4,699,248
Currier Plastics Acquisition, LLC	Revolving Credit Facility	9/19/2031	1,913,807
Cytracom LLC	Revolving Credit Facility	6/28/2027	561,798
Cytracom LLC	Delayed Draw Term Loan	6/28/2027	352,022
Digital Experience Services, LLC	Delayed Draw Term Loan	4/25/2030	687,500
Digital Experience Services, LLC	Revolving Credit Facility	4/25/2030	192,308
Double E Company, LLC	Revolving Credit Facility	6/21/2028	1,057,269
Dpt Management, LLC	Delayed Draw Term Loan	12/18/2027	416,667
Dpt Management, LLC	Revolving Credit Facility	12/18/2027	60,833
Dragonfly Pond Works	Revolving Credit Facility	8/16/2030	875,146
Dragonfly Pond Works	Delayed Draw Term Loan	8/16/2030	297,550
Dynamic Connections, Ltd	Delayed Draw Term Loan	11/27/2030	346,420
Dynamic Connections, Ltd	Revolving Credit Facility	11/27/2030	115,473
Ecir Intermediate II LLC	Delayed Draw Term Loan	9/26/2031	4,121,688
Ecir Intermediate II LLC	Revolving Credit Facility	9/26/2031	1,030,422

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Eds Buyer, LLC	Revolving Credit Facility	1/10/2029	$85,106
Erosion Intermediate Holdings LLC	Revolving Credit Facility	9/30/2029	1,339,286
Erosion Intermediate Holdings LLC	Delayed Draw Term Loan	9/30/2029	937,500
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	1,878,123
Eversmith Brands Intermediate Holding Company	Revolving Credit Facility	6/17/2030	102,941
Eversmith Brands Intermediate Holding Company	Delayed Draw Term Loan	6/17/2030	44,118
Fertility (ITC) Investment Holdco, LLC / Fertility (ITC) Buyer, Inc.	Revolving Credit Facility	1/3/2029	2,727,273
Firmapak Intermediary LLC	Revolving Credit Facility	2/4/2031	138,889
Firmapak Intermediary LLC	Delayed Draw Term Loan	2/4/2031	44,444
Future Care Associates LLC	Revolving Credit Facility	12/30/2028	5,000,000
Harmony Hit US Holdings Inc	Delayed Draw Term Loan	12/3/2030	3,597,789
Harmony Hit US Holdings Inc	Revolving Credit Facility	12/3/2030	3,024,817
Houseworks Holdings, LLC	Revolving Credit Facility	12/15/2028	2,375,819
Hy-Tek Opco, LLC	Revolving Credit Facility	9/19/2028	3,177,173
Identiti Resources LLC	Revolving Credit Facility	11/1/2029	1,537,976
Infusion Services Management LLC	Revolving Credit Facility	7/7/2028	1,059,412
Insight Technology Operation LLC	Revolving Credit Facility	3/31/2031	124,611
Knight AcquireCo, LLC	Delayed Draw Term Loan	11/7/2032	1,869,655
La-Co Industries, Inc	Revolving Credit Facility	7/2/2030	760,456
Lake Air Products, LLC	Revolving Credit Facility	1/9/2029	5,000,000
Lifecare Intermediate II, LLC	Delayed Draw Term Loan	5/20/2030	2,000,000
Luminii LLC	Delayed Draw Term Loan	3/21/2030	2,000,000
Luminii LLC	Revolving Credit Facility	3/21/2030	1,098,901
Luminii LLC	Delayed Draw Term Loan	3/21/2030	824,176
Midas Foods International LLC	Delayed Draw Term Loan	4/30/2029	763,359
Midas Foods International LLC	Revolving Credit Facility	4/30/2029	163,934
Mobotrex, LLC	Delayed Draw Term Loan	6/7/2031	2,806,072
Mobotrex, LLC	Revolving Credit Facility	6/7/2031	1,138,743
Mri Acquisitions, Inc	Revolving Credit Facility	7/1/2026	1,833,333
Mse Supplies, LLC	Revolving Credit Facility	8/14/2030	778,846
Mustang Prospects Purchaser LLC	Revolving Credit Facility	6/13/2031	1,894,660
Mustang Prospects Purchaser LLC	Delayed Draw Term Loan	6/13/2031	444,537
NAM Acquisition Co LLC	Delayed Draw Term Loan	7/16/2030	591,901
NAM Acquisition Co LLC	Revolving Credit Facility	7/16/2030	481,928
National Power, LLC	Delayed Draw Term Loan	10/20/2029	418,404
National Power, LLC	Revolving Credit Facility	10/20/2029	373,575
NE Ortho Management Services, LLC	Delayed Draw Term Loan	12/13/2030	6,462,036
NE Ortho Management Services, LLC	Revolving Credit Facility	12/13/2030	323,102
Nutrail Acquisitionco, LLC	Revolving Credit Facility	5/23/2030	173,410
Nutrail Acquisitionco, LLC	Delayed Draw Term Loan	5/23/2030	102,929

As of December 31, 2025 (continued):

Investments - non-controlled/ non-affiliate	Commitment Type	Commitment Maturity Date	Unfunded Commitment ($)
Penn Quarter Partners, LLC	Delayed Draw Term Loan	8/25/2031	$2,805,683
Penn Quarter Partners, LLC	Revolving Credit Facility	8/25/2031	1,402,842
Penta Fine Ingredients, Inc.	Revolving Credit Facility	4/4/2031	123,457
Perimeter Solutions Group, LLC	Revolving Credit Facility	10/2/2030	4,260,850
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	1,787,973
Perimeter Solutions Group, LLC	Delayed Draw Term Loan	10/2/2030	718,185
Pillr Health Intermediate II, LLC	Delayed Draw Term Loan	12/31/2031	6,349,295
Pillr Health Intermediate II, LLC	Revolving Credit Facility	12/31/2031	3,428,619
Pla Buyer, LLC	Revolving Credit Facility	11/22/2029	1,105,263
Premier Dental Products Company LLC	Delayed Draw Term Loan	1/31/2031	1,250,000
Premier Dental Products Company LLC	Revolving Credit Facility	1/31/2031	625,000
Principal Lighting Group Holdings, LLC	Revolving Credit Facility	11/4/2030	3,106,357
Prism Parent Co Inc.	Delayed Draw Term Loan	9/16/2028	2,214,815
Quick Roofing Acquisition, LLC	Revolving Credit Facility	12/22/2029	6,800,000
Quick Roofing Acquisition, LLC	Delayed Draw Term Loan	12/22/2029	484,848
R1 Holdings, LLC	Revolving Credit Facility	12/29/2028	574,661
Refresh Buyer LLC	Revolving Credit Facility	12/23/2027	1,595,092
Roofing Services Solutions LLC	Revolving Credit Facility	11/27/2029	895,833
Routeware, Inc	Delayed Draw Term Loan	9/18/2031	3,852,273
Routeware, Inc	Revolving Credit Facility	9/18/2031	818,182
RPX Corporation	Revolving Credit Facility	8/2/2030	816,327
Sabrosura Foods, LLC	Delayed Draw Term Loan	8/22/2029	4,311,535
Sabrosura Foods, LLC	Revolving Credit Facility	8/22/2029	3,924,869
SCP Baked Goods Holdings, LLC	Delayed Draw Term Loan	5/1/2031	267,857
SCP Baked Goods Holdings, LLC	Revolving Credit Facility	5/1/2031	89,286
Scp Mechanical Services Buyer, LLC	Delayed Draw Term Loan	8/20/2031	6,730,769
Scp Mechanical Services Buyer, LLC	Revolving Credit Facility	8/20/2031	1,442,308
Scp Wqs Buyer, LLC	Revolving Credit Facility	10/2/2029	4,258,004
Shf Holdings, Inc	Revolving Credit Facility	1/22/2030	2,347,826
Solid Ground Solutions Acquisitions Inc	Delayed Draw Term Loan	5/6/2029	5,806,452
Solid Ground Solutions Acquisitions Inc	Revolving Credit Facility	5/6/2029	595,238
Soteria Flexibles Corporation	Revolving Credit Facility	8/15/2029	4,984,375
Tex-Tech Industries Inc	Revolving Credit Facility	1/13/2031	90,476
Tex-Tech Industries Inc	Delayed Draw Term Loan	1/13/2031	63,492
Tgnl Purchaser LLC	Revolving Credit Facility	6/25/2031	165,746
The Smilist Dso, LLC	Revolving Credit Facility	4/4/2029	1,148,547
The Smilist Dso, LLC	Delayed Draw Term Loan	4/4/2029	165,048
Tiger Healthcare Buyer, LLC	Revolving Credit Facility	2/27/2030	1,125,000
Tiger Healthcare Buyer, LLC	Delayed Draw Term Loan	2/27/2030	50,417
Tighitco Inc	Revolving Credit Facility	2/28/2030	384,615
Together Womens Health, LLC	Delayed Draw Term Loan	8/26/2031	7,692,308
Together Womens Health, LLC	Revolving Credit Facility	8/26/2031	1,648,352
Trutemp Acquisition LLC	Delayed Draw Term Loan	8/26/2031	7,231,405
Trutemp Acquisition LLC	Revolving Credit Facility	8/26/2031	1,446,281
USW Buyer, LLC	Revolving Credit Facility	11/3/2028	1,970,000
VIP Medical US Buyer, LLC	Revolving Credit Facility	12/12/2028	7,500,000
Warshaw Opco LLC	Revolving Credit Facility	3/27/2030	169,477
Wci-Bxc Purchaser, LLC	Revolving Credit Facility	11/6/2030	5,988,807
Woven Health Collective, LLC	Delayed Draw Term Loan	10/23/2028	4,341,061
Woven Health Collective, LLC	Revolving Credit Facility	10/23/2028	1,475,961
Total Unfunded Commitments			$256,175,901

In addition, as of September 30, 2026 the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$23,946	$—
Total Unfunded Equity Commitments		$23,946	$—

As of December 31, 2025, the Fund was party to subscription agreements to fund equity investment commitments as follows:

Investment to be acquired	Investment Type	Commitment Amount	Unrealized Appreciation (Depreciation)
Acp Flexibles I LP	Equity Interest	$23,946	$—
CCI Prime Holdings, LLC	Series AA Preferred Units	11,698	—
Total Unfunded Equity Commitments		$35,644	$—

Note 8. Borrowings

In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On March 18, 2026, the Fund’s initial Unit Holder and the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act), approved the application to the Fund of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage was 189% and 188%, respectively.

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026 were $872.2 million and 5.83%, respectively, and $878.2 million and 5.82%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were $835.3 million and 6.46%, respectively, and $863.4 million and 6.49%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2026 and December 31, 2025 was 5.89% and 6.09%, respectively.

The Fund’s outstanding borrowings as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$700,000,000	$560,327,443	$560,327,443
Truist Senior Secured Revolving Credit Facility	600,000,000	343,000,000	343,000,000
Total	$1,300,000,000	$903,327,443	$903,327,443
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2026, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.3 million.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$13,308,706	$14,381,783
Facility unused fees	374,491	600,337
Amortization of deferred financing costs	1,834,531	675,714
Total Interest Expense	$15,517,728	$15,657,834

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$41,572,886	$44,310,034
Facility unused fees	1,285,156	973,676
Amortization of deferred financing costs	3,212,153	1,491,434
Total Interest Expense	$46,070,195	$46,775,144

Fidelity Direct Lending Fund I JSPV LLC Facility

On August 25, 2022, Fidelity Direct Lending Fund I JSPV LLC (the “SPV”) entered into a senior secured revolving credit facility (the “Fidelity Direct Lending Fund I JSPV LLC Facility”) with JPMorgan Chase Bank, NA (“JPM”), governed by the Loan and Security Agreement (the “JSPV Agreement”), as amended from time to time. JPM serves as administrative agent, Citibank, N.A. served as collateral agent and securities intermediary, and Virtus Group, LP serves as collateral administrator under the Fidelity Direct Lending Fund I JSPV LLC Facility.

The initial commitment amount under the Fidelity Direct Lending Fund I JSPV LLC Facility was $500 million. On January 24, 2023, June 6, 2023, and November 26, 2024 this was increased to $750 million, $950 million, and $1 billion, respectively. On August 6, 2025, the SPV entered into the fourth amendment to the JSPV Agreement, which provides for an increase in the maximum facility amount permitted under an accordion provision to $1.5 billion. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by the SPV and to make advances under delayed draw term loans where the SPV is a lender. Further, as a result of the fourth amendment State Street Bank and Trust Company began serving as collateral agent.

On September 12, 2024, the Fidelity Direct Lending Fund I JSPV LLC Facility entered into the third amendment to the JSPV Agreement. The amendment extends the last day of the revolving period to August 25, 2027, and the stated maturity date to February 25, 2029. Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. Advances under the Fidelity Direct Lending Fund I JSPV LLC Facility currently bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is Term SOFR in the case of USD advances), plus an applicable margin of 2.20% per annum except for borrowings denominated in British pounds, for which the applicable margin is 2.3193% per annum. Prior to September 12, 2024, the applicable margins were 2.97% per annum for certain advances in British pounds and 2.85% per annum for other advances. The SPV currently pays a commitment fee of 0.525% per annum of the unused facility amount, based on the average daily unused amount of the financing commitments, subject to minimum utilization amounts.

On July 9, 2026 the SPV entered into the consent and fifth amendment to the JSPV Agreement (the “Fifth Amendment”). In connection with the Merger, the Fifth Amendment provided for, among other things, (i) the consent by the administrative agent and the lenders to the entry by the Acquired Fund into the merger and the consummation of the merger by the Acquired Fund into the Fund, with the Fund continuing as the surviving company, (ii) certain amendments to the JSPV Agreement to reflect the assumption by the Fund of all obligations of the Acquired Fund as a result of the Merger, (iii) the conversion of the tranche B financing commitments from term loan commitments to revolving loan commitments in an aggregate principal amount of $200 million, available in USD and which may be borrowed, repaid and re-borrowed by the SPV at any time during the reinvestment period, and (iv) the reduction of the aggregate principal amount of the tranche A financing commitments from $800 million to $500 million. As a result of the Fifth Amendment, total commitments were reduced from $1 billion to $700 million.

Effective upon the completion of the Merger on July 31, 2026, as a result of the Merger, the Fund assumed all of the Acquired Fund’s obligations under the JSPV Agreement, as amended by the Fifth Amendment.

In connection with the Fidelity Direct Lending Fund I JSPV LLC Facility, the SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Fidelity Direct Lending Fund I JSPV LLC Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lender under the Fidelity Direct Lending Fund I JSPV LLC Facility may declare the outstanding advances and all other obligations under the Fidelity Direct Lending Fund I JSPV LLC Facility immediately due and payable.

The Fidelity Direct Lending Fund I JSPV LLC Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the SPV, subject to certain exceptions. Proceeds of the Fidelity Direct Lending Fund I JSPV LLC Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the JSPV Agreement.

Truist Senior Secured Revolving Credit Facility

On June 16, 2025, the Acquired Fund entered into a senior secured revolving credit facility (the “Truist Senior Secured Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Truist Agreement”). Truist Bank is administrative agent, ING Capital LLC is the valuation agent and Truist Securities, Inc., ING Capital LLC and Sumitomo Mitsui Banking Corporation are joint book runners and joint lead arrangers.

The initial principal amount of the Truist Senior Secured Revolving Credit Facility was $300 million. On August 22, 2025, the Acquired Fund entered into a commitment increase agreement, which provided for an increase in the principal commitment amount to $400 million. On November 26, 2025, the Acquired Fund entered into a second commitment increase agreement under Truist Senior Secured Revolving Credit Facility, with Canadian Imperial Bank of Commerce as an assuming lender, for an increase in the principal commitment amount from $400 million to $430 million, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $750 million, subject to the satisfaction of certain conditions. In addition, the Truist Senior Secured Revolving Credit Facility includes a $60 million limit for swingline loans.

On March 24, 2026, the Acquired Fund entered into a limited consent and first amendment to the Truist Senior Secured Revolving Credit Facility (the “First Amendment”). In connection with the Merger, the First Amendment provides for, among other things, (i) the consent by the lenders to the entry by the Acquired Fund into the Merger Agreement and consummation by the Acquired Fund of the Merger and (ii) certain amendments to the Truist Agreement to reflect the assumption by the Fund of all obligations of the borrower thereunder upon the consummation of the Merger.

Effective upon the completion of the Merger on July 31, 2026, as a result of the Merger, the Fund assumed all of the Acquired Fund’s obligations under the Truist Senior Secured Revolving Credit Facility, as amended by the First Amendment.

The Fund may borrow amounts in USD or certain agreed foreign currencies under the Truist Senior Secured Revolving Credit Facility. Borrowings made under the Truist Senior Secured Revolving Credit Facility will have a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Truist Agreement) in the case of any ABR Loan. In the case of any other loan, borrowings will have a per annum rate equal to 1.75% or 1.875% plus the Adjusted Term SOFR Rate or, for foreign denominated loans, the relevant rate for such currency, in each case, depending on the Fund’s rate option election and borrowing base. The Fund will also pay a fee of 0.375% on average daily undrawn amounts under the Truist Senior Secured Revolving Credit Facility.

The availability period under the Truist Senior Secured Revolving Credit Facility will terminate on June 15, 2029 (the “Commitment Termination Date”) and the Truist Senior Secured Revolving Credit Facility will mature on June 14, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Truist Senior Secured Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

On August 25, 2026, the Fund, as borrower, entered into the second amendment to the Truist Senior Secured Revolving Credit Facility (the “Second Amendment”). The Second Amendment provides for, among other things, (i) the increase of the aggregate commitments of the lenders from $430 million to $600 million, (ii) the extension of the Maturity Date from June 14, 2030 to August 25, 2031, (iii) the extension of the Commitment Termination Date from June 15, 2029 to August 23, 2030, (iv) the increase of the accordion provision to permit increases to a total facility amount up to $900 million and (v) the elimination of the credit spread adjustments applicable to any loans denominated in USD or any agreed foreign currency.

The Truist Senior Secured Revolving Credit Facility is guaranteed by certain subsidiaries of the Fund and will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Truist Senior Secured Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding of portfolio investments, and such other uses as permitted under the Truist Agreement.

The Truist Senior Secured Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions.

The Truist Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Fund to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. Upon the occurrence and during the continuation of an event of default, the lender under the Truist Senior Secured Revolving Credit Facility may declare the outstanding advances and all other obligations under the Truist Senior Secured Revolving Credit Facility immediately due and payable.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026		2025
Per Unit Data
Net asset value per unit, beginning of period	$10.34	F	$9.68
Net investment income (loss) A	0.87	F	0.97
Net realized and change in unrealized gain (loss)	(0.16)		(0.32)
Net increase (decrease) in net assets resulting from operations	0.71		0.65
Distributions	(0.80)	F	(0.83)
Net asset value per unit, end of period	$10.25		$9.50
Total return E	8.03%		6.91%
Ratios:
Net investment income (loss) to average net assets B	11.25%		13.51%
Expenses to average net assets, before reductions B,C	9.67%		9.79%
Expenses to average net assets, after reductions B,C	9.54%		9.68%
Portfolio turnover rate D	15.74%		19.58%
Supplemental Data:
Ratio of expenses to average net assets, before reductions, excluding income and excise tax expense and interest expense B,C	1.95%		1.87%
Ratio of expenses to average net assets, after reductions, excluding income and excise tax expense and interest expense B,C	1.82%		1.76%

A. Calculated based on weighted average units outstanding during the period.

B. Annualized.

C. Expense ratios reflect operating expenses of the Fund. Fees and expenses of any underlying mutual funds or exchange-traded funds (“ETFs”) are not included in the Fund’s expense ratio. The Fund indirectly bears its proportionate share of these expenses

D. The portfolio turnover rate is calculated based on the lesser of purchases or sales of securities year to date divided by the average fair value of the portfolio securities, excluding short-term securities. Amount does not include the portfolio activity of any underlying mutual funds or ETFs, derivatives or securities that mature within one year from acquisition.

E. Total returns of less than one year are not annualized.

F. Refer to “Note 10 Reorganization.”, for additional information regarding the Merger. Amounts have been adjusted to reflect the resulting capital structure change. Information presented for periods prior to the Merger reflects the historical results of the Acquired Fund.

Note 10. Reorganization

On July 31, 2026, the Acquired Fund merged with and into the Fund, with the Fund continuing as the surviving entity, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) approved by the Board of Directors of each fund, including, in each case, the directors who are not “interested persons” (as defined in the 1940 Act).

Under the terms of the Merger Agreement, all assets of the Acquired Fund were transferred to the Fund and, the Fund assumed all liabilities of the Acquired Fund by operation of law, and Unit Holders of the Acquired Fund received Units of beneficial interest in the Fund in exchange for their interests in the Acquired Fund. The primary purpose of the Reorganization was to consolidate the operations of the Acquired Fund and the Fund into a single BDC structure.

The exchange was effected based on the relative NAV per Unit of each fund as of the close of business on July 31, 2026, with Unit Holders of the Acquired Fund receiving Units of the Fund with an aggregate value equal to the NAV of their holdings immediately prior to the Merger.

For financial reporting purposes, the Merger was accounted for as a reverse asset acquisition in accordance with ASC 805, Business Combinations, with the Acquired Fund determined to be the accounting survivor. Accordingly, the accompanying financial statements reflect the historical financial position and results of operations of the Acquired Fund for periods prior to July 31, 2026, and include the results of operations of the Fund commencing August 1, 2026.

The Merger was treated as a recapitalization of the Acquired Fund combined with the net assets of the Fund. As both entities are investment companies and the assets acquired consist substantially of investment securities measured at fair value, no goodwill or identifiable intangible assets were recorded.

The assets and liabilities of the Acquired Fund and Units issued by the Fund were recorded at fair value; however, the cost basis of the investments received from the Acquired Fund were carried forward and will be utilized for purposes of the Fund’s ongoing reporting of realized and unrealized gains and losses to more closely align subsequent reporting of realized gains with amounts distributable to unitholders for tax purposes. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, and accordingly, no gain or loss was recognized by either fund or their respective Unit Holders.

In connection with the Merger, the Fund issued 78,562,994 Units to the former Unit Holders of the Acquired Fund. The exchange ratio was determined by dividing (i) the NAV per Unit of the Acquired Fund of $9.25 by (ii) the NAV per Unit of the Fund of $10.30, resulting in an exchange ratio of 0.8975 Fund Units for each Acquired Fund Unit. All costs and expenses incurred in connection with the Merger were paid by the Adviser, and neither the Fund nor the Acquired Fund recognized reorganization related costs. Below is the summary of activity related to the Merger:

	Investments, at Fair Value	Unrealized Appreciation (Depreciation)	Net Assets	Units Exchanged	Units Exchanged Ratio
Acquired Fund / Accounting Survivor	$1,623,846,417	$(6,339,120)	$809,469,317	87,532,544	0.8975

	Units Exchanged	Net Assets	Total Net Assets after the Merger
The Fund / Legal Survivor	78,562,994	$1,030,338	$810,499,668

The Fund’s NAV per Unit following the Merger was $10.30.

Note 11. Subsequent Events

In preparation of these consolidated financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, through the date when the consolidated financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures on the Fund’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Fund’s future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed on any forward-looking statements.

Merger Agreement and Reorganization

On March 25, 2026, Fidelity Private Credit Company LLC (f/k/a Fidelity Private Credit Company II LLC) (the “Fund”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fidelity Private Credit Company LLC, a Delaware limited liability company (prior to the Merger, the “Acquired Fund”). Pursuant to the Merger Agreement, the Acquired Fund merged with and into the Fund, with the Fund continuing as the surviving company. The boards of directors of both the Acquired Fund and the Fund, in each case including the directors who are not “interested persons” (as such term is defined in the 1940 Act), approved the Merger Agreement. On July 31, 2026, the Acquired Fund merged with and reorganized into the Fund (the “Merger” or the “Reorganization”). In connection with the Reorganization, the Acquired Fund was determined to be the accounting survivor and the Fund as legal survivor.

Overview

The Fund is a non-diversified, closed-end management investment company. The Fund was formed on January 21, 2026, as a Delaware limited liability company and commenced operations on April 15, 2026. The Acquired Fund, the accounting survivor of the Merger, was formed on September 16, 2021 and elected to be regulated as a business development company (“BDC”) on June 1, 2023. Unless otherwise indicated, references to the Fund for periods before July 31, 2026 refer to the Acquired Fund. The Fund elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) on July 23, 2026, and as a BDC, the Fund intends to elect to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to July 24, 2026, the Fund was treated as a partnership for tax purposes and was not subject to U.S. federal income tax.

The Fund is externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, determining the value of Fund investments, structuring investments and monitoring the Fund’s portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of directly compensating employees, the Fund pays Fidelity Diversifying Solutions LLC (“FDS” or the “Adviser”) for investment and management services pursuant to the terms of the Investment Advisory Agreement (the “Advisory Agreement”) and the Administration Agreement.

The Fund’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will achieve these objectives primarily through directly originated loans to private companies but also liquid credit investments, like broadly syndicated loans, and other select private credit investments. Under normal circumstances, the Fund will invest at least 80% of its total assets in private credit investments. If the Fund changes its 80% test, the Fund will provide its holders of Units (“Unit Holders”) with at least 60 days’ prior notice of such change. The Adviser may also invest to a lesser degree in equity linked instruments (which may include debt with warrants, preferred equity investments, or equity co-investments). Most of the Fund’s investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) the Fund may also invest to a lesser degree in non-U.S. companies. Subject to the limitations of the 1940 Act, the Fund may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other affiliated funds. From time to time, the Fund may co-invest with other affiliated funds.

Key Components of the Fund’s Results of Operations

Investments

The Fund focuses primarily on directly originated loans to private companies but will also invest in liquid credit investments, such as broadly syndicated loans. The Fund’s level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments the Fund makes.

Revenues

The Fund generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from its equity investments in its portfolio companies. The Fund’s senior and subordinated debt investments bear interest predominantly at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, the Fund’s investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Fund may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OIDs”) and market discounts or premiums will be capitalized, and the Fund will accrete or amortize such amounts as interest income. The Fund will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that the Fund expects to collect such amounts.

Expenses

The Adviser and/or its affiliates shall pay, whether directly or through reimbursement of the Fund, for all costs and expenses incurred in connection with the organization of the Fund, including, without limitation, the following: (i) the offering and sale of the Class I Common Units (“Common Units” or “Units”) of the Fund, (ii) the organization of the Fund, (iii) the Reorganization, (iv) the election to be treated as a BDC under the 1940 Act, and (v) the negotiation, execution and delivery of the Limited Liability Company Agreement, Advisory Agreement, Administration Agreement, and any related or similar documents, including, without limitation, any related legal and accounting fees and expenses, printing costs, travel and out-of-pocket expenses and filing fees and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of participating brokers and reasonable due diligence expenses of participating brokers. Each Unit Holder will be solely responsible for its own legal and tax counsel expenses and any other expenses incurred in connection with acquiring and maintaining a Unit in the Fund.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not specifically assumed by the Fund under the Administration Agreement.

From time to time, FDS (in its capacity as the Adviser and Administrator) or its affiliates may pay third-party providers of goods or services. The Fund will reimburse FDS (in its capacity as the Adviser or Administrator) or such affiliates thereof for any such amounts paid on the Fund’s behalf. From time to time, FDS (in its capacity as the Adviser and Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Fund’s Unit Holders, subject to the cap on organization and offering expenses.

Expense Limitation Agreement

Prior to the Reorganization, effective January 1, 2025, which automatically renewed on January 1, 2026, the Acquired Fund operated under an expense limitation agreement with the Adviser pursuant to which the Adviser agreed to reimburse certain Fund expenses in excess of specified limits. The Reorganization did not result in a substantive change to the expense limitation arrangements between the Fund and the Adviser. In connection with the Reorganization, the Fund became a party to the expense limitation agreement (the “Expense Limitation Agreement”) effective March 18, 2026, and in continuation under this agreement, the Adviser agrees to pay on a monthly basis Other Operating Expenses of the Fund on the Fund’s behalf (each such payment, an “Expense Payment”) such that Other Operating Expenses of the Fund do not exceed 0.50% (on annualized basis) of the Fund’s average net assets (“Expense Limitation”). “Other Operating Expenses” means the Fund’s professional fees (including accounting, legal, and auditing fees), custodian and transfer agent fees, third party valuation agent fees, insurance costs, director fees, administration fee, and other related costs or expenses, but excluding the following: (a) management fees and any incentive fees, if applicable; (b) portfolio transaction and other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses, fees and expenses associated with the Fund’s securities lending program, and dividend expenses related to short sales); (c) interest, financing and structuring costs and other related expenses for borrowings and line(s) of credit; (d) taxes; (e) the Fund’s proportional share of expenses related to co-investments; (f) acquired fund fees and expenses (including fees and expenses associated with a wholly owned subsidiary); (g) Rule 12b-1 fees, if any; (h) expenses of printing and mailing proxy materials to Unit Holders of the Fund; (i) all other expenses incidental to holding meetings of the Fund’s Unit Holders, including proxy solicitations therefor; and (j) such non-recurring and/or extraordinary as may arise, including actions, suits or proceedings to which the Fund is or is threatened to be a party and the legal obligation that the Fund may have to indemnify the Fund’s directors and officers with respect thereto.

In addition, the Adviser has contractually agreed to reimburse the Fund to the extent that total expenses as a percentage of its average net assets, including management fee and Other Operating Expenses exceed 0.00% (the “Expense Cap”) with respect to such expenses incurred prior to the effective date of the Reorganization. The Expense Cap excludes interest and other expenses with respect to borrowings by the Fund, certain taxes, such non-recurring and/or extraordinary expenses, if any, as well as non-operating expenses such as Rule 12b-1 fees, if any.

For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine Months Ended September 30,
	2026	2025
Investments:
Total investments, beginning of period	$1,677,854,551	$1,590,134,722
New investments purchased	304,457,148	306,442,327
Payment-in-kind interest capitalized	3,867,068	4,833,253
Net purchases (sales) of short-term securities	(6,490,140)	5,590,144
Net accretion of discount on investments	7,789,960	7,425,334
Net realized gain (loss) on investments	(34,502,390)	2,740,198
Investments sold or repaid	(256,696,595)	(334,953,871)
Total Investments, End of Period	$1,696,279,602	$1,582,212,107

Number of portfolio companies	105	91
Weighted average yield on debt, at amortized cost(1)	9.40%	9.88%
Weighted average yield on debt, at fair value(2)	9.40%	9.84%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%
(1)
Computed as the sum of, (a) the weighted average amortized cost multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average amortized cost of an investment is computed by dividing the amortized cost by the sum of total amortized cost of debt investments, excluding unfunded commitments.
(2)
Computed as the sum of, (a) the weighted average fair value multiplied by (b) the annual interest rate, for each income producing debt investment, excluding unfunded commitments. The weighted average fair value of an investment is computed by dividing the fair value by the sum of total fair value of debt investments, excluding unfunded commitments.

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,636,113,455	$1,622,205,478	96.3%	$1,639,776,304	$1,600,336,929	97.6%
Unsecured Debt	649,750	645,875	0.0%	128,340	103,631	0.0%
Equity	46,918,913	51,324,963	3.0%	18,862,283	20,153,337	1.2%
Mutual Funds	12,597,484	12,597,484	0.7%	19,087,624	19,087,624	1.2%
Total Investments	$1,696,279,602	$1,686,773,800	100.0%	$1,677,854,551	$1,639,681,521	100.0%

As of September 30, 2026 and December 31, 2025, there were no investments or private credit borrowers on non-accrual status.

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Health Care Services	23.9%	22.5%
Application Software	9.6%	11.5%
Diversified Support Services	7.9%	8.9%
Paper & Plastic Packaging Products & Materials	6.1%	5.9%
Trading Companies & Distributors	4.7%	4.4%
Industrial Machinery & Supplies & Components	4.1%	3.9%
Specialized Consumer Services	4.0%	6.7%
Packaged Foods & Meats	3.8%	3.6%
Air Freight & Logistics	3.3%	5.0%
Soft Drinks & Non-alcoholic Beverages	3.3%	3.4%
Health Care Technology	3.2%	2.0%
Life Sciences Tools & Services	3.0%	2.8%
Automotive Parts & Equipment	3.0%	1.4%
Aerospace & Defense	2.7%	1.3%
Diversified Financial Services	2.2%	0.9%
Data Processing & Outsourced Services	2.0%	2.1%
Electrical Components & Equipment	1.9%	0.5%
Health Care Facilities	1.8%	2.0%
Electronic Components	1.7%	1.6%
Environmental & Facilities Services	1.0%	0.8%
Research & Consulting Services	1.0%	1.0%
IT Consulting & Other Services	0.9%	1.0%
Education Services	0.9%	0.0%
Advertising	0.8%	0.2%
Mutual Funds	0.7%	1.2%
Automotive Retail	0.5%	0.0%
Technology Hardware, Storage & Peripherals	0.4%	0.0%
Insurance Brokers	0.4%	0.3%
Health Care Supplies	0.3%	0.2%
Building Products	0.3%	0.1%
Office Services & Supplies	0.3%	0.4%
Food Distributors	0.2%	0.0%
Specialty Chemicals	0.1%	0.1%
Human Resource & Employment Services	0.0%	0.0%
Construction & Engineering	0.0%	0.0%
Specialized Finance	0.0%	0.0%
Pharmaceuticals	0.0%	3.0%
Electronic Manufacturing Services	0.0%	1.3%
Total	100.0%	100.0%

Amounts shown as 0.0% in the above table may represent values of less than 0.05%.

The geographic composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,651,642,486	97.9%	205.4%	$1,608,084,129	98.1%	205.5%
Australia	30,407,948	1.8%	3.8%	31,078,536	1.9%	4.0%
Canada	4,723,366	0.3%	0.6%	518,856	0.0%	0.1%
Total	$1,686,773,800	100.0%	209.8%	$1,639,681,521	100.0%	209.6%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, the Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

1 – The portfolio investment is performing above our underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. As a general rule, new investments are initially rated a 2.

3 – The portfolio investment is operating below our underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio investment is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing significantly below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Rating	Fair Value	Fair Value
1	$—	$—
2	1,500,001,789	1,432,513,559
3	122,849,564	146,838,049
4	—	21,088,952
5	—	—
Total	$1,622,851,353	$1,600,440,560

Results of Operations

The following table represents the Fund’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$40,239,179	$47,747,981	$124,403,484	$137,335,882
Net expenses	19,469,717	19,210,694	56,987,871	57,195,578
Net investment income (loss) before taxes	20,769,462	28,537,287	67,415,613	80,140,304
Net change in provision (benefit) for income and excise taxes	3,205	2,700	108,393	140,424
Net investment income (loss) after taxes	20,766,257	28,534,587	67,307,220	79,999,880
Net realized gain (loss)	(34,948,753)	1,978,618	(34,502,678)	2,740,340
Net change in unrealized appreciation (depreciation)	34,119,058	(17,355,575)	28,919,293	(29,788,534)
Net increase (decrease) in net assets resulting from operations	$19,936,562	$13,157,630	$61,723,835	$52,951,686

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$39,446,807	$47,176,402	$121,906,360	$134,916,615
Dividend income	249,749	50,442	649,052	714,486
Other income	542,623	521,137	1,848,072	1,704,781
Total Investment Income	$40,239,179	$47,747,981	$124,403,484	$137,335,882

For the three and nine months ended September 30, 2026, total investment income was $40.2 million and $124.4 million, respectively, as additional fees earned by the Fund offset declining base rates and a stable investment portfolio at fair value. The size of the Fund’s investment portfolio at fair value was approximately $1.7 billion as of September 30, 2026 and its weighted average yield on debt and income producing investments, at fair value, was 9.40%. For the three and nine months ended September 30, 2025, total investment income was $47.7 million and $137.3 million, respectively, primarily driven by the continued capital deployment increasing the Fund’s investment portfolio and several realizations of both debt and equity investments. The size of the Fund’s investment portfolio at fair value was $1.5 billion as of September 30, 2025 and its weighted average yield on debt and income producing investments, at fair value, was 9.84%. The year over year decline in the weighted average yield on debt and income producing investments is primarily attributable to the decline in the Secured Overnight Financing Rate (“SOFR”) given the floating rate nature of the Fund’s investment portfolio.

The interest rate for most of 2025 held steady with the SOFR rate at approximately 4.30% before declining to approximately 3.90% at the end of 2025. During the first half of 2026, SOFR continued to decline before starting to increase in the third quarter to approximately 3.70%, compared to approximately 4.30% during the third quarter of 2025. Spreads in the traditional middle market, the Fund’s primary area of focus, remained modestly compressed in the third quarter of 2026.

While interest rates are considered when determining appropriate capital structures of our borrowers, future interest rate increases may result in a higher cost of capital for our borrowers. This could in turn negatively impact the free cash flow of certain borrowers, impacting their ability to service their debt. Additionally, if higher interest rates persist during a slowdown in growth or period of economic weakness, our borrowers’ and potentially the Fund’s portfolio performance may be negatively impacted. Alternatively, if interest rates decline, our investment income on the existing investment portfolio could be negatively impacted. The portfolio management team strives to structure each loan for the current market conditions while building in sufficient cushions to account for unexpected changes in rates over the terms of the loans.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest expense	$15,517,728	$15,657,834	$46,070,195	$46,775,144
Management fees	2,532,526	2,522,056	7,514,438	7,429,497
Administration fees	509,449	504,533	1,505,824	1,485,808
Custodian fees	1,674	623	10,407	2,849
Board of Directors' fees	51,290	77,354	164,868	252,043
Professional fees	377,583	517,647	1,394,689	1,247,587
Registration fees	3,482	—	3,482	—
Other general and administrative expenses	602,525	230,192	1,084,418	679,059
Total Expenses Before Reductions	19,596,257	19,510,239	57,748,321	57,871,987
Expense reimbursement (support)	(126,540)	(299,545)	(760,450)	(676,409)
Net Expenses	19,469,717	19,210,694	56,987,871	57,195,578
Net change in provision (benefit) for income and excise taxes	3,205	2,700	108,393	140,424
Net Expenses Including Taxes	$19,472,922	$19,213,394	$57,096,264	$57,336,002

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2026 was approximately $15.5 million and $46.1 million, respectively. Total interest expense (including unused fees and amortization of deferred financing costs) for the three and nine months ended September 30, 2025 was $15.7 million and $46.8 million, respectively. The decrease in interest expense was primarily driven by lower interest rates, partially offset by greater borrowings under the Fund’s credit facilities as the Fund continues to grow the portfolio. The weighted average interest rate paid decreased to 5.83% and 5.82%, respectively, for the three and nine months ended September 30, 2026, compared to 6.46% and 6.49%, respectively, for the three and nine months ended September 30, 2025. The average principal balance outstanding increased to $872.2 million and $878.2 million, respectively, for the three and nine months ended September 30, 2026, compared to $835.3 million and $863.4 million, respectively, for the three and nine months ended September 30, 2025.

Management Fees

For the three and nine months ended September 30, 2026, management fees were $2.5 million and $7.5 million, respectively. For the three and nine months ended September 30, 2025, management fees were $2.5 million and $7.4 million, respectively. The flat change in management fees was due to stable net assets, compared to the three and nine months ended September 30, 2025. Under the Advisory Agreement, which has governed the Management Fee since the Merger, the Management Fee is calculated based on the Fund’s net assets as of the beginning of the first business day of each month, rather than on average daily net assets throughout the month as under the Prior Advisory Agreement, at the same annual rate of 1.25%, payable monthly in arrears.

Other Expenses

For the three and nine months ended September 30, 2026, total other expenses were $1.5 million and $4.2 million, respectively. For the three and nine months ended September 30, 2025, total other expenses were $1.3 million and $3.7 million, respectively. The relatively flat change in total other expenses was driven by consistent balances in larger associated costs with managing the Fund such as administration fees and professional fees, offset by fluctuations across the remaining expense balances.

Income Taxes, Including Excise Taxes

Effective June 6, 2023, the Acquired Fund elected to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting June 6, 2023 and ended December 31, 2023 and qualified annually thereafter. The Fund was formerly classified as a partnership for U.S. federal income tax purposes. While the Fund was classified as a partnership no provisions for income taxes were recorded on the consolidated financial statements since the Fund was not subject to income tax. Tax obligations relating to the Fund’s activities were the responsibility of the Unit Holders. The Fund intends to elect to be classified as a corporation for U.S. federal income tax purposes and to be treated as a RIC under the Code for its taxable period starting July 24, 2026 and ending December 31, 2026 and intends to qualify annually thereafter. To qualify for tax treatment as a RIC, the Fund must, among other things, distribute to its Unit Holders in each taxable year generally at least 90% of the sum of its investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund, among other things, intends to make the requisite distributions to its Unit Holders, which generally relieve it from corporate-level U.S. federal income taxes. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unit Holders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected on the consolidated financial statements of the Fund.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year annual required distributable amount of income will be in excess of estimated current year dividend distributions from such income, the Fund will accrue excise tax on estimated excess taxable income.

The Fund holds certain portfolio investments through wholly-owned subsidiaries taxed as corporations which may be subject to federal and state taxes. The wholly-owned subsidiaries are not consolidated with the Fund for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities as a result of their ownership of certain portfolio investments. Tax liabilities are estimated and may differ materially depending on conditions when these investments earn income or are disposed. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected on the Fund’s consolidated financial statements.

As of September 30, 2026 and December 31, 2025, the Fund, through wholly-owned subsidiaries, recorded tax liabilities of approximately $0.1 million and $0.7 million, respectively, which are included in other accounts payable and accrued liabilities on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2026, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.02 million and benefit of approximately $0.2 million, respectively, which was comprised of a provision for taxes of a nominal amount and approximately $0.1 million, respectively, related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.02 million and benefit for deferred tax expense related to unrealized losses on investments of approximately $0.3 million, respectively. For the three and nine months ended September 30, 2025, the Fund, through wholly-owned subsidiaries, recognized a total provision for taxes of approximately $0.2 million and $0.4 million respectively, which was comprised of a nominal provision for taxes and a provision for taxes of approximately $0.1 million, for each period respectively, related to income, and provision for deferred tax expense related to unrealized gains on investments of approximately $0.2 million for each period presented. The Fund did not incur an excise tax for the three and nine months ended September 30, 2026 and 2025.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on non-controlled / non-affiliate investments	$(34,948,755)	$1,978,660	$(34,502,390)	$2,740,198
Net realized gain (loss) on foreign currency transactions	2	(39)	(288)	145
Benefit (provision) for taxes on realized gain on investments	—	(3)	—	(3)
Net Realized Gain (Loss)	$(34,948,753)	$1,978,618	$(34,502,678)	$2,740,340

For the three and nine months ended September 30, 2026, the Fund incurred approximately $34.9 million and $34.5 million, respectively, of net realized loss on investments, primarily due to the closed restructuring in the third quarter of 2026 of one of its larger broadly syndicated loan investments. Net impact on net asset value (“NAV”) during the period was relatively immaterial as the loans had already been written down near fair value due to the Fund’s regular valuation process. For the three and nine months ended September 30, 2025, the Fund generated approximately $2.0 million and $2.7 million, respectively, of net realized gain on investments, primarily from the sale of investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on non-controlled / non-affiliate investments	$33,036,767	$(17,199,482)	$27,564,343	$(29,557,904)
Net change in unrealized appreciation (depreciation) on non-controlled / affiliate investments	1,102,885	—	1,102,885	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(4,614)	282	(5,483)	119
Net change in benefit (provision) for deferred taxes on unrealized appreciation (depreciation) on investments	(15,980)	(156,375)	257,548	(230,749)
Net change in unrealized appreciation (depreciation)	$34,119,058	$(17,355,575)	$28,919,293	$(29,788,534)

For the three months ended September 30, 2026, the Fund recorded an increase in the net change in unrealized appreciation, primarily attributable to the reversal of the unrealized depreciation with the closing of the broadly syndicated loan restructuring referenced above during the quarter. For the nine months ended September 30, 2026, the unrealized appreciation adjustment from the third quarter restructuring was offset by unrealized depreciation in the private credit portfolio, where five private credit loans represent a majority of the unrealized depreciation during the period. Furthermore, as of September 30, 2026, certain appreciated investments held in a subsidiary that is treated as a corporation for tax purposes, became less appreciated in comparison to September 30, 2025. For the three and nine months ended September 30, 2025, the Fund recorded a decrease in the net change in unrealized appreciation (depreciation) primarily due to the markdown of one of the Fund's portfolio companies, which is a broadly syndicated loan, and to a lesser extent, the performance of a small sub-set of underlying assets.

Financial Condition, Liquidity and Capital Resources

The Fund generates cash primarily from the net proceeds of the Fund’s continuous offering of Units, proceeds from net borrowings on its credit facilities, income earned and repayments on principal on its debt investments. The primary uses of the Fund’s cash are for (i) originating and purchasing debt and other investments, (ii) funding the costs of the Fund’s operations (including fees paid to the Adviser and expense reimbursements paid to the Fund’s Administrator), (iii) debt service, repayment and other financing costs of the Fund’s borrowings, (iv) cash distributions to the holders of the Fund’s Units and (v) funding repurchases under the Fund’s Unit repurchase program.

As of September 30, 2026 and December 31, 2025, the Fund had one asset-based leverage facility and one revolving credit facility.

In order to finance certain investment transactions, the Fund may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Fund sells an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date. During the nine months ended September 30, 2026 and 2025, there were no short-term borrowings.

The Fund may, from time to time, enter into additional credit facilities, increase the size of the Fund’s existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt or other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions and may be denominated in currencies other than the U.S. Dollars (“USD”). Additionally, any such incurrence or issuance would be subject to prevailing market conditions, the Fund’s liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, the Fund is only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, the Fund had an aggregate amount of $903.3 million and $893.4 million of debt outstanding and the Fund’s asset coverage ratio was 189% and 188%, respectively.

Cash as of September 30, 2026, taken together with the Fund’s $396.7 million of available capacity under its credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and proceeds from calling capital from unfunded commitments is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations in the near term. This determination is based in part on the Fund’s expectations for the timing of funding investment purchases and the use of existing and future financing arrangements.

Although the Fund has attractive financing arrangements, any disruption in the financial markets or any other negative economic development could restrict its access to incremental financing in the future. The Fund may not be able to find new financing for future investments or liquidity needs and, even if the Fund is able to obtain such financing, such financing may not be on as favorable terms as the Fund could have obtained previously. These factors may limit the Fund’s ability to make new investments and adversely impact its results of operations.

As of September 30, 2026, the Fund had $25.6 million in cash and $12.6 million in short-term liquid investments. During the nine months ended September 30, 2026, cash provided by operating activities was $17.8 million, primarily as a result of investment income and sales of investments and principal repayments, partially offset by funding portfolio investments. Cash used in financing activities was $26.4 million during the period, primarily as a result of distributions to investors, partially offset by net proceeds from borrowings.

As of September 30, 2025, the Fund had $43.5 million in cash and $8.8 million in short-term liquid investments. During the nine months ended September 30, 2025, cash provided by operating activities was $89.9 million, primarily as a result of sales of investments and principal repayments, partially offset by funding portfolio investments. Cash used in financing activities was $80.2 million during the period, primarily as a result of net repayment of borrowings, distributions to investors and repurchased units, partially offset by capital called from investors.

Equity

Prior to the BDC Conversion, the Acquired Fund operated as a private limited partnership. As a private limited partnership, the Acquired Fund entered into separate subscription agreements (each, a “Subscription Agreement”) with investors who were admitted as Limited Partners. An affiliate of the Acquired Fund, FIAM Institutional Funds Manager, LLC (“FIAMIFM”), served as the general partner of the Acquired Fund and had a capital commitment of $10,000 which was fully funded prior to the BDC Conversion. In connection with the BDC Conversion, existing investors were admitted as Unit Holders of the Acquired Fund. Capital commitments of investors pursuant to subscription agreements entered into prior to the BDC Conversion continue to be outstanding capital commitments to the Fund. Existing capital accounts of Limited Partners were converted to corresponding Units of the Fund. The Fund continues to enter into separate subscription agreements with a number of investors who will be admitted as Unit Holders providing for the private placement of the Fund’s Units. Each subscriber makes a commitment to purchase Units of the Fund (“Capital Commitments”) pursuant to the subscription agreement. Subscribers are required to make Capital Contributions to purchase Units of the Fund each time the Fund delivers a drawdown notice. Capital Commitments will generally be drawn from investors by the Fund as needed, upon 10 Business Days’ prior written notice, in such amounts as will be required by the Fund in its sole discretion.

On April 1, 2025, the Acquired Fund released unfunded Capital Commitments from a Unit Holder of $12.3 million.

The Fund’s Amended and Restated Limited Liability Company Agreement, dated as of March 18, 2026, continued as the limited liability company agreement of the Fund as the surviving company in the Merger, and was further amended on July 31, 2026. The Fund expects to cease drawing down Capital Commitments from each subscriber once the Fund has drawn 90% of the Capital Commitment(s) of such subscriber, however, the Fund may draw down additional Capital Commitments as necessary in its sole discretion.

Affiliates, in aggregate, were owners of record of 100% of the total Units as of September 30, 2026 and December 31, 2025.

The Fund has the authority to issue an unlimited number of units. A Unit Holder shall have no liability in excess of its obligation to pay the purchase price for its units.

As of the dates indicated, the Fund had aggregate Capital Commitments and unfunded Capital Commitments from investors as follows:

	September 30, 2026
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$802,510,000	$112,549,966	14.0%
Total	$802,510,000	$112,549,966	14.0%

	December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% Unfunded Capital Commitments
Common Units	$765,510,000	$76,549,966	10.0%
Total	$765,510,000	$76,549,966	10.0%

There were no Units issued related to capital drawdowns during the nine months ended September 30, 2026. The following tables summarize the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2025:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
February 24, 2025	2,588,127	$25,286,000
March 28, 2025	2,564,103	25,000,000
Total capital drawdowns	5,152,230	$50,286,000

Distributions

The following tables summarize distributions declared for the nine months ended September 30, 2026 and 2025:

Month	Distribution per Unit	Gross Distributions	Reinvestment of Distributions
January 2026	$—	$—	$—
February 2026	0.10	7,418,845	4,071,940
March 2026	0.10	7,626,759	4,203,790
April 2026	0.08	6,389,323	3,536,848
May 2026	0.11	8,557,193	4,753,892
June 2026	0.11	8,780,608	4,901,242
July 2026	0.10	15,110,155	8,492,413
August 2026	0.08	6,214,377	3,512,916
September 2026	0.12	9,085,486	—
	$0.80	$69,182,746	$33,473,041

Month	Distribution per Unit	Gross Distributions	Reinvestment of Distributions
January 2025	$—	$—	$—
February 2025	0.09	6,872,061	3,343,410
March 2025	0.10	8,426,153	4,211,266
April 2025	0.11	8,781,463	4,468,957
May 2025	0.10	8,583,617	4,392,023
June 2025	0.12	9,959,767	5,123,315
July 2025	0.09	7,351,036	3,804,303
August 2025	0.10	8,309,181	4,319,107
September 2025	0.12	9,788,635	5,113,394
	$0.83	$68,071,913	$34,775,775

Repurchase Program

Unit Holders tendering Units must do so by a date specified in the notice describing the terms of the repurchase offer. No Unit Holder has the right to require the Fund to repurchase any Units. The Fund has no obligation to repurchase units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table summarizes the Unit repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase deadline request	Percentage of Outstanding Units the Fund Offered to Repurchase	Average Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
September 28, 2026	2.50%	$10.26	September 30, 2026	$5,768,312	562,000	0.71% ⁽¹⁾
(1)
Percentage is based on total Outstanding Units as of the date on which the Tender Offer was first published. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

Repurchase deadline request	Percentage of Outstanding Units the Fund Offered to Repurchase	Average Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
March 27, 2025	2.50%	$9.69	March 31, 2025	$18,917,680	1,952,289	2.50% ⁽¹⁾
September 26, 2025	2.50%	$9.47	September 30, 2025	$21,512,513	2,270,785	2.72% ⁽²⁾
(1)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 33.3% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).
(2)
Percentage is based on total Units as of the close of the previous calendar quarter. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the Offer as permitted by Rule 13e-4(f)(1). In accordance with rules promulgated by the U.S. Securities and Exchange Commission, the Fund determined to accept for purchase Units in excess of the Tender Cap of 2.5% of the Fund’s outstanding Units by up to, but not more than, 2.0% of the outstanding Units without amending or extending the Offer.

Borrowings

The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2026 were $872.2 million and 5.83% and $878.2 million and 5.82%, respectively. The Fund’s average outstanding debt and weighted average interest rate paid for the three and nine months ended September 30, 2025 were $835.3 million and 6.46% and $863.4 million and 6.49%, respectively. The Fund’s weighted average interest rate paid as of September 30, 2026 and December 31, 2025 was 5.89% and 6.09%, respectively.

The Fund’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$700,000,000	$560,327,443	$560,327,443
Truist Senior Secured Revolving Credit Facility	600,000,000	343,000,000	343,000,000
Total	$1,300,000,000	$903,327,443	$903,327,443
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of September 30, 2026, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.3 million.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value
Fidelity Direct Lending Fund I JSPV LLC Facility ⁽¹⁾	$1,000,000,000	$680,353,357	$680,353,357
Truist Senior Secured Revolving Credit Facility	430,000,000	213,000,000	213,000,000
Total	$1,430,000,000	$893,353,357	$893,353,357
(1)
Under the Fidelity Direct Lending Fund I JSPV LLC Facility, the Fund is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Fund had borrowings denominated in Canadian Dollars (“CAD”) of 0.5 million, translated to USD of $0.4 million.

For additional information on the Fund’s borrowings, refer to “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 8. Borrowings.”

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of its business, the Fund does not expect to have any off-balance sheet financings or liabilities.

The Fund’s investment portfolio contains and is expected to continue to contain debt investments in the form of lines of credit, revolving credit facilities and delayed draw commitments which require the Fund to provide funding when requested by portfolio companies in accordance with the underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Fund had unfunded commitments to borrowers in the aggregate principal amount of $253.6 million and $256.2 million, respectively.

In addition, the Fund was party to subscription agreements to fund equity investment commitments. As of September 30, 2026 and December 31, 2025, the Fund had unfunded equity investment commitments of approximately $0.02 million and $0.04 million, respectively.

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, management is not aware of any pending or threatened material litigation.

Related-Party Transactions

The Fund has entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement;
•
Administration Agreement;
•
Transfer Agent Agreement;
•
Expense Limitation Agreement;
•
Administrative Agent Expense Allocation Agreement;
•
Affiliated investments;
•
Affiliated Unit Holder Investments; and
•
Placement Agent Agreement

In addition to the aforementioned agreements, the Fund, the Adviser, and certain of the Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 4. Expenses and Transactions with Affiliates.”

Recent Developments

See “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 10. Reorganization.” and “Note 11. Subsequent Events.” for a summary of the Merger and other recent developments.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires the Fund to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. A critical accounting estimate made in accordance with GAAP involves a significant level of estimation uncertainty and has, or is likely to have, a material impact on the financial condition or results of operations of the Fund.

Fair Value Measurements

The Fund values its investments in accordance with ASC 820, Fair Value Measurement, which provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and prescribes disclosure requirements for fair value measurements.

The fair value measurement of an investment that is not publicly traded or that lacks readily available market prices or quotations involves a significant level of estimation uncertainty when the determination of fair value requires subjective judgments or the use of unobservable inputs. Subjective judgments include determining the appropriate valuation method (market, income, or cost approach) and associated technique and, as applicable, selecting market or investment specific events, transaction data, estimated cash flows, or market observation comparable investments. Subjective judgments for loan investments and illiquid debt securities may include selecting publicly-traded securities to compare factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, and the markets in which the portfolio company does business to estimate a fair value. While the valuation method and technique selected seeks to maximize the use of observable inputs developed using market data and minimize the use of unobservable inputs for which market data is not available, many required inputs are often unobservable. Unobservable inputs are developed using the best available information when the valuation recommendation is prepared.

As the fair value measurement for substantially all of the Fund’s investments is determined using subjective judgments and unobservable inputs, changes to the assumptions and estimates underlying the fair value measurements are reasonably likely to have a material impact on the financial condition and results of operations of the Fund. Information on valuation techniques and unobservable inputs used, including the impact to the valuation from a change in the input, for the fair value measurements of investments categorized as Level 3 in the fair value hierarchy is included in “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 6. Fair Value Measurements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Fund is subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

The Fund has invested, and plans to continue to invest, primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Fund values these investments at fair value as determined in good faith by the Adviser, based on, among other things, input from independent third-party valuation firms engaged to review the Fund’s investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the Fund’s investments to be different than the unrealized appreciation (depreciation) reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. The Fund intends to fund portions of its investments with borrowings, and at such time, its net investment income will be affected by the difference between the rate at which the Fund invests and the rate at which the Fund borrows. Accordingly, the Fund cannot assure Unit Holders that a significant change in market interest rates will not have a material adverse effect on its net investment income.

As of September 30, 2026, 99.9% of the Fund’s debt investments at fair value were at floating rates. Based on the Fund’s consolidated statements of assets and liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in the Fund’s investment and borrowing structure):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49,568,924	$27,099,823	$22,469,101
Up 200 basis points	33,045,949	18,066,549	14,979,400
Up 100 basis points	16,522,975	9,033,274	7,489,701
Down 100 basis points	(16,522,975)	(9,033,274)	(7,489,701)
Down 200 basis points	(33,044,575)	(18,066,549)	(14,978,026)
Down 300 basis points	(48,546,176)	(27,099,823)	(21,446,353)

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, under the supervision and with the participation of the Fund’s President and Treasurer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Fund’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Fund is not currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under loans to or other contracts with the Fund’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our registration statement on Form 10, filed with the SEC on May 29, 2026, as amended on July 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Merger

On July 31, 2026, in connection with the completion of the Merger with the Acquired Fund, the Fund issued 78,562,994 Class I Common Units (“Common Units” or “Units”) to the holders of Units of the Acquired Fund (“Unit Holders”) pursuant to an exchange ratio of 0.8975 Units for each outstanding Unit of the Acquired Fund, in exchange for all of the outstanding Units of the Acquired Fund.

The issuance of these Units was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) under Regulation D promulgated under the Securities Act, as the Units were exchanged with existing Unit Holders exclusively in connection with the Merger and no commission or other remuneration was paid for soliciting the exchange. The Fund did not receive any cash proceeds from the issuance of these Units.

Capital Drawdowns

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Distribution Reinvestment Plan

During the nine months ended September 30, 2026, the Fund issued 3,568,832 Common Units in connection with reinvestment of distributions. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the Fund’s Units issued for reinvestment of distributions was approximately $33.5 million.

Unit Repurchases

The Fund has adopted a Unit repurchase program. The Fund has no obligation to repurchase Units at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Fund, in its sole discretion.

The following table presents the Unit repurchases completed for the nine months ended September 30, 2026:

Repurchase deadline request	Percentage of Outstanding Units the Fund Offered to Repurchase	Average Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased
September 28, 2026	2.50%	$10.26	September 30, 2026	$5,768,312	562,000	0.71% ⁽¹⁾
(1)
Percentage is based on total Outstanding Units as of the date on which the Tender Offer was first published. The Fund accepted for purchase 100.0% of the Units of the Fund that were validly tendered and not withdrawn prior to the expiration of the offer as permitted by Rule 13e-4(f)(1).

For additional information, see “Item 1. Consolidated Financial Statements. Notes to Consolidated Financial Statements. Note 3. Unit Holder Transactions.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, by and among Fidelity Private Credit Company LLC, Fidelity Private Credit Company II LLC, and Fidelity Diversifying Solutions LLC, dated as of March 25, 2026.(1)

3.1	Certificate of Merger of Fidelity Private Credit Company LLC with and into Fidelity Private Credit Company II LLC.(4)

3.2	Amended and Restated Limited Liability Company Agreement of the Fund, dated March 18, 2026.(3)

3.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of the Fund.(5)

10.1

Limited Consent and First Amendment to Senior Secured Revolving Credit Agreement, by and among Fidelity Private Credit Company LLC, as borrower, Fidelity Private Credit Company II LLC, Truist Bank, as administrative agent, the lenders and issuing banks party thereto, and the subsidiary guarantors party thereto, dated as of March 24, 2026.(2)

10.2

Second Amendment to Senior Secured Revolving Credit Agreement, by and among Fidelity Private Credit Company LLC (f/k/a Fidelity Private Credit Company II LLC), as borrower, Truist Bank, as administrative agent and as collateral agent, the lenders and issuing banks party thereto, and the subsidiary guarantors party thereto, dated as of August 25, 2026.(7)

10.3

Consent and Fifth Amendment to Loan and Security Agreement, dated as of July 9, 2026, by and among Fidelity Direct Lending Fund I JSPV LLC, as borrower, Fidelity Private Credit Company LLC, as portfolio manager, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, State Street Bank and Trust Company, as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator.(6)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(1)
Previously filed as Exhibit 2.1 to the Acquired Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 27, 2026.
(2)
Previously filed as Exhibit 10.1 to the Acquired Fund’s Current Report on Form 8-K (File No. 814-01645), filed on March 27, 2026.
(3)
Previously filed as Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-56854), filed on May 29, 2026.
(4)
Previously filed as Exhibit 3.1 to the Fund's Current Report on Form 8-K (File No. 000-56854), filed on August 3, 2026.
(5)
Previously filed as Exhibit 3.2 to the Fund's Current Report on Form 8-K (File No. 000-56854), filed on August 3, 2026.
(6)
Previously filed as Exhibit 10.1 to the Acquired Fund’s Current Report on Form 8-K (File No. 814-01645), filed on July 14, 2026.
(7)
Previously filed as Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 000-56854), filed on August 27, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 13, 2026	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	President and Treasurer (Principal Executive Officer)

FIDELITY PRIVATE CREDIT COMPANY LLC

Date: November 13, 2026	By:	/s/ Stephanie Caron
	Name:	Stephanie Caron
	Title:	Chief Financial Officer (Principal Financial Officer)

1.9922872.100

FDLC-10Q3-1126